Form 10QSB
period 1996-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1996-10-21
CIK 1018402

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

    (MARK ONE)

      [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transaction period from ______ to ________
                           COMMISSION FILE NUMBER 333-8305


                        UTG COMMUNICATIONS INTERNATIONAL, INC.
          (Exact name of small business issuer as specified in its charter)

         DELAWARE                                   13-3895294
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

      Baarerstrasse 75, 6300, ZUG, SWITZERLAND              NOT APPLICABLE
     (Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code:  011-4141-729-8282


                                    NOT APPLICABLE
  (Former Name, Former Address and Former Year, If Changed Since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No  X
                                               -----     ------

    10,406,000 shares of Common Stock were outstanding on October 18, 1996.

Transitional Small Business Disclosure Format (check one):

                                  Yes        No  X
                                      -----     -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996





                                        INDEX



Consolidated Balance Sheet (Unaudited)                                         3

Consolidated Statement of Operations (Unaudited)                               4

Consolidated Statement of Stockholders' Equity (Unaudited)                     5

Consolidated Statement of Cash Flows (Unaudited)                               6

Notes to Consolidated Financial Statements                                  7-10

Consolidating Balance Sheet (Unaudited)                                       11

Consolidating Statement of Operations (Unaudited)                             12

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    JUNE 30, 1996

    ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                       $ 2,727,328
  Prepaid Expenses and Other Current Assets                           195,493
  Due from Affiliate                                                  174,822
                                                                  -----------
     Total Current Assets                                           3,097,643

Property and Equipment, at Cost,
 Net of Accumulated Depreciation of
 $58,109 at June 30, 1996                                           1,198,110

Organization Costs, Net of Accumulated
 Amortization of $955 at June 30, 1996                                 15,232

Deferred Taxes                                                             -

Other Assets                                                           10,761
                                                                  -----------
     Total Assets                                                 $ 4,321,746
                                                                  -----------
                                                                  -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                           $ 1,057,181
  Loan Payable
                                                                    1,000,000
                                                                  -----------
     Total Current Liabilities                                      2,057,181
                                                                  -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common Stock - $0.00001 Par Value
   Authorized 20,000,000 shares;
   10,006,000 Issued and Outstanding                                      100
  Additional Paid-in-Capital                                        3,088,474
  Retained Deficit                                                (   781,334)
  Foreign Currency Translation Adjustment                         (    42,692)
  Minority Interest                                                        17
                                                                  -----------
     Total Stockholders' Equity                                     2,264,565
                                                                  -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,321,746
                                                                  -----------
                                                                  -----------

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996

NET SALES                                                         $    25,243

COST OF SALES                                                          62,640
                                                                  -----------

GROSS PROFIT                                                       (   37,397)
                                                                  -----------

SELLING AND TECHNICAL EXPENSES
  Consulting Fees                                                     112,665
  Technical Fees                                                       46,695
  Sales Salaries                                                       29,011
  Other Selling Expenses                                                9,183
                                                                  -----------
     Total Selling and Technical Expenses                             197,554
                                                                  -----------

LOSS FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                               (  234,951)
                                                                  -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries                                                            156,559
  Travel Expenses                                                      93,138
  Management and Consulting Fees                                       96,586
  Depreciation and Amortization                                        59,900
  Professional Fees                                                    58,182
  Employment Agency Fees                                               22,337
  Insurance Expense                                                    14,061
  Rent Expense                                                         10,310
  Other Operating Expenses                                             25,734
                                                                  -----------
     Total General and Administrative Expenses                        536,807
                                                                  -----------

LOSS FROM OPERATIONS                                               (  771,758)

OTHER (INCOME) EXPENSES
  Interest Income                                                  (    9,470)
  Interest Expense                                                     19,453
  Loss From Foreign Currency                                       (      407)
                                                                  -----------
     Total Other Expenses                                               9,576
                                                                  -----------

NET LOSS                                                          $(  781,334)
                                                                  -----------
                                                                  -----------

LOSS PER COMMON SHARE
  Primary                                                         $(      .08)
                                                                  -----------
                                                                  -----------
  Fully Diluted                                                   $(      .08)
                                                                  -----------
                                                                  -----------

               UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996




                                 Common Stock        Additional                       Foreign                         Total
                           ------------------------    Paid-In        Accumulated     Currency        Minority     Stockholders'
                             Shares         Amount     Capital          Deficit      Adjustment       Interest        Equity
                           ------------------------  ------------     -----------   -------------     ---------    -------------
Balance at March 31, 1996         - -      $   -     $        -        $      -     $       -          $   -       $        -
Net Loss                            -          -              -         (781,334)           -              -          (781,334)
Issuance of Common Stock   10,006,000         100      3,088,474              -             -              -         3,088,574
Foreign Currency
  Translation Adjustment           -           -              -               -       ( 42,692)            -          ( 42,692)
Minority Interest                  -           -              -               -             -              17               17
                           ----------       -----    -----------       ---------    ----------          -----      -----------
Balance at June 30, 1996   10,006,000       $ 100    $ 3,088,474       $(781,334)   $(  42,692)         $  17      $ 2,264,565
                           ----------       -----    -----------       ---------    ----------          -----      -----------
                           ----------       -----    -----------       ---------    ----------          -----      -----------


                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996


CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                                       $(   781,334)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
  Depreciation and Amortization                                        59,900
  Changes in Certain Assets and Liabilities:
     Increase in Prepaid Expenses                                 (   195,493)
     Increase in Organization Costs                               (    16,187)
     Increase in Other Assets                                     (   174,822)
     Increase in Due From Affiliate                               (    10,761)
     Increase in Accounts Payable and Accrued Expenses              1,057,181
                                                                 ------------
Total Cash (Used) by Operating Activities                         (    61,516)
                                                                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                         (1,256,219)
                                                                 ------------
Total Cash (Used) By Investing Activities                          (1,256,219)
                                                                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution to Capital                                           3,088,574
  Proceeds From Loan                                                1,000,000
  Minority Interest                                                        17
                                                                 ------------
Total Cash Provided By Financing Activities                         4,088,591
                                                                 ------------


EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                   (    43,528)
                                                                 ------------
                                                                  (    43,525)
                                                                 ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,727,328

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              -
                                                                 ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $  2,727,328
                                                                 ------------
                                                                 ------------

CASH PAID DURING THE YEAR FOR:
  Interest Expense                                               $     19,453
                                                                 ------------
                                                                 ------------
  Income Taxes                                                   $
                                                                 ------------
                                                                 ------------

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD FROM APRIL 1 TO JUNE 30, 1996



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   BASIS OF PRESENTATION
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For further information refer to the financial statements and footnotes included in the Registrant's Prospectus on Form 10-KSB for the period ended April 30, 1996.

          The results of Operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended March 31, 1997.

          The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

               1) UTG Communications Holding AG, ("UTGH"),incorporated under the laws of Switzerland on February 29, 1996 (owned 99.9% by the Company);

               2) UTG Communications (Europe) AG, ("UTGAG"), incorporated under the laws of Switzerland on March 28, 1996 (owned 100% by UTGH),

               3) UTG Communications Belgium, ("UTGBG"), Incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTGH), and

               4) United Telecom GMBH, ("UTGmbH"), Incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTGH).

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     b)   LINE OF BUSINESS
          The Company is a switch-based provider of private voice, fax and data management telecommunication services primarily in Switzerland.

     c)   CASH AND CASH EQUIVALENTS
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   ORGANIZATION COSTS
          Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs have been capitalized and will be amortized over a period of three years.

     e)   PROPERTY AND EQUIPMENT
          Property and equipment is stated at cost. Depreciation is computed using the declining balance method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

     f)   TRANSLATION OF FOREIGN CURRENCY
          The Company translates the foreign currency financial statements of its Switzerland subsidiaries, UTGH and UTGAG, in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in determining net income.

     g)   USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h)   LOSS PER SHARE
          Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

     i)   INCOME TAXES
          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards
          (SFAS) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM APRIL 30, 1996 TO JUNE 30, 1996



NOTE 2 -  LOAN PAYABLE

          Financing for the start-up operations of UTGH was provided by a loan agreement between UTGH and Hedag AG (HAG) dated March 27, 1996, for $1,000,000 bearing interest at 7% per annum payable semi-annually on September 30, 1996 and March 31, 1997.

          The Company shall pay to HAG the entire principal balance of the loan, plus any unpaid accrued interest by March 31, 1997.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment at June 30, 1996 is summarized as follows:

          Computer Equipment                 $      58,674
          Telecommunications Equipment           1,105,637
          Furniture and Fixtures                    91,908
                                             -------------
                                                 1,256,219
          Less: Accumulated Depreciation            58,109
                                             -------------
                                             $   1,198,110
                                             -------------
                                             -------------

NOTE 4 -  MINORITY INTEREST

          Minority interest represents less than a 1% share of the common equity and net loss of the Company's subsidiary UTGH.

NOTE 5 -  FOREIGN OPERATIONS

          Substantially all of UTGH's and UTGAG's operations take place in the country of Switzerland.

          Substantially all of UTGH's and UTGAG's identifiable assets are located in the United Kingdom and Switzerland.

          UTGB and UTGmbH are inactive companies as of June 30, 1996.

NOTE 6 -  INCOME TAXES

          Deferred income taxes are determined based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts, multiplied by the applicable statutory income tax rate.

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996


NOTE 6 -  INCOME TAXES (Continued)

          Significant components of the Company's deferred tax liabilities and assets are as follows:

          Deferred Tax Assets

               Net Operating Loss Carryforwards    $   781,334

               Less: Valuation Allowance            (  781,334)
                                                   -----------
                 Total Deferred Tax Assets         $        -
                                                   -----------
                                                   -----------

          At June 30, 1996, the Company had a net operating loss which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset.

NOTE 7 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with United Telegroup Ltd. UK (UTK), a company with which it shares a common director.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          The Company has several employment agreements, the terms of which expires at various times through April 1999.

NOTE 9 -  SUBSEQUENT EVENTS

     1) On July 4, 1996, subsequent to the date of the balance sheet, the Company repaid the entire principal balance of $1,000,000 plus accrued interest of $19,444, relating to their loan from HAG. See also Note 2.

     2) On August 15, 1996, subsequent to the date of the balance sheet, the Company entered into a subscription agreement to sell 400,000 shares of its common stock to Interfinance Inv. Co., Ltd. for an aggregate price of $1,000,000 consisting of $10,000 in cash and a secured promissory note dated August 15, 1996 in the amount of $990,000. The note provides for interest at the rate of 7% per annum on the principal balance and matures on February 1, 1997. The note is secured by the aforementioned 400,000 shares of common stock being purchased through this subscription agreement. As of October 21, 1996, this note has been paid down to a remaining principal balance of approximately $240,000.

          It is agreed by the parties that the stock certificate representing the shares shall be issued by the Company within 10 days of the effective date of a registration statement covering the shares.

               UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATING BALANCE SHEET
                              JUNE 30, 1996 (UNAUDITED)




                                                               UTG                                      UTG
                                                         Communications            UTG             Communications           UTG
                                                          International       Communications          (Europe)        Communications
                                                               Inc.             Holding AG               AG               Belgium
                                                         --------------       --------------       --------------     --------------
CURRENT ASSETS
Cash and Cash Equivalents                                   $  181,939         $ 2,324,136         $   173,659            $ 39,826
   Prepaid Expenses and Other Current Assets                    15,443                 403             179,647                  -
   Due from Affiliate                                        2,800,000           1,376,978              10,401                  -
                                                            ----------         -----------         -----------            --------
      Total Current Assets                                   2,997,382           3,701,517             363,707              39,826

Property and Equipment                                              -                   -            1,198,110                  -
Organization Costs                                                  -                1,251              12,240               1,542
INVESTMENT IN SUBSIDIARIES                                      83,074             139,261                  -                   -
OTHER ASSETS                                                        -                   -               10,761                  -
                                                            ----------         -----------         -----------            --------
   TOTAL ASSETS                                             $3,080,456         $ 3,842,029         $ 1,584,818            $ 41,368
                                                            ----------         -----------         -----------            --------
                                                            ----------         -----------         -----------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                    $       -          $    18,990         $ 1,038,191            $     -
   Due to Affiliate                                                 -            2,807,859            1,211,01              51,542
   Loan Payable                                                     -            1,000,000                  -                   -
                                                            ----------         -----------         -----------            --------
      Total Current Liabilities                                     -            3,826,849           2,249,206               1,542
                                                            ----------         -----------         -----------            --------

STOCKHOLDERS' EQUITY
   Common Stock                                                    100              83,091              83,717              39,826
   Additional Paid-in Capital                                3,088,474                  -                   -                   -
   Retained Deficit                                          (   8,118)          (  18,588)         (  754,625)
   Foreign Currency Translation
    Adjustment                                                      -            (  49,323)              6,520
   Minority Interest                                                -                   -                   -                   -
                                                            ----------         -----------         -----------            --------

      TOTAL STOCKHOLDERS' EQUITY                             3,080,456              15,180          (  664,388)             39,826
                                                            ----------         -----------         -----------            --------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                 $3,080,456         $ 3,842,029         $ 1,584,818            $ 41,368
                                                            ----------         -----------         -----------            --------
                                                            ----------         -----------         -----------            --------


                                                              United
                                                              Telecom
                                                               GMBH             Subtotal          Elimination             Total
                                                           ----------         -----------         ------------        -----------
CURRENT ASSETS
Cash and Cash Equivalents                                   $    7,768         $ 2,727,328         $                   $ 2,727,328
   Prepaid Expenses and Other Current Assets                        -                   -              195,493             195,493
   Due from Affiliate                                            7,859           4,195,238          (4,020,416)            174,822
                                                            ----------         -----------         -----------         -----------
      Total Current Assets                                      15,627           7,118,059          (4,020,416)          3,097,643
Property and Equipment                                              -            1,198,110                  -            1,198,110
Organization Costs                                                 199              15,232                  -              15,232
INVESTMENT IN SUBSIDIARIES                                     222,335          (  222,335)                 -
OTHER ASSETS                                                        -               10,761                  -               10,761
                                                            ----------         -----------         -----------         -----------
      TOTAL ASSETS                                          $   15,826         $ 8,564,497         $(4,242,751)        $ 4,321,746
                                                            ----------         -----------         -----------         -----------
                                                            ----------         -----------         -----------         -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                            -          $ 1,057,181         $                   $ 1,057,181
   Due to Affiliate                                                 -            4,020,416          (4,020,416)                 -
   Loan Payable                                                     -            1,000,000                  -            1,000,000
                                                            ----------         -----------         -----------         -----------
      Total Current Liabilities                                     -            6,077,597          (4,020,416)          2,057,181
                                                            ----------         -----------         -----------         -----------


STOCKHOLDERS' EQUITY
   Common Stock                                                 15,718             222,452          (  222,352)                100
   Additional Paid-in Capital                                       -            3,088,474                  -            3,088,474
   Retained Deficit                                                 -            (       3)         (  781,334)          ( 781,334)
   Foreign Currency Translation
    Adjustment                                                      -            (  42,692)                 -            (  42,692)
   Minority Interest                                               111                  -                   17                  17
                                                            ----------         -----------         -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY                                15,826           2,486,900          (  222,352)          2,264,565
                                                            ----------         -----------         -----------         -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                 $   15,826         $ 8,564,497         $(4,242,751)        $ 4,321,746
                                                            ----------         -----------         -----------         -----------
                                                            ----------         -----------         -----------         -----------


               UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATING BALANCE SHEET (UNAUDITED)
                  FOR THE PERIOD FROM APRIL 1, 1996 TO JUNE 30, 1996




                                                              UTG                                      UTG
                                                        Communications            UTG             Communications           UTG
                                                         International       Communications          (Europe)         Communications
                                                              Inc.             Holding AG               AG               Belgium
                                                         --------------       --------------       --------------     --------------
NET SALES                                                   $       -          $        -          $    25,243         $        -
COST OF SALES                                                       -                   -               62,640                  -
                                                            ----------         -----------         -----------         -----------
GROSS PROFIT                                                        -                   -             ( 37,397)                 -
                                                            ----------         -----------         -----------         -----------
SELLING AND TECHNICAL EXPENSES
   Consulting Fees                                                  -                   -              112,665                  -
   Technical Fees                                                   -                   -               46,695                  -
   Sales Salaries                                                   -                   -               29,011                  -
   Other Selling Expenses                                           -                   -                9,183                  -
                                                            ----------         -----------         -----------         -----------
   Total Selling and Technical Expenses                             -                   -              197,554                  -
                                                            ----------         -----------         -----------         -----------

LOSS FROM OPERATIONS BEFORE GENERAL AND
 ADMINISTRATIVE EXPENSES                                            -                   -             (234,951)                 -
                                                            ----------         -----------         -----------         -----------

OPERATING EXPENSES
   Salaries                                                     15,500                  -              141,059                  -
   Travel Expenses                                                  -                   -               93,138                  -
   Management and Consulting Fees                                   -                   -               96,586                  -
   Depreciation and Amortization Expense                            -                  174              59,726                  -
   Professional Fees                                                -                   -               58,182                  -
   Employment Agency Fees                                           -                   -               22,337                  -
   Insurance Expense                                                -                   -               14,061                  -
   Rent Expense                                                     -                   -               10,310                  -
   Other Operating Expenses                                         -                  235              25,496                  -
                                                            ----------         -----------         -----------         -----------
   Total General and Administrative Expenses                    15,500                 409             520,895                  -
                                                            ----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                           (15,500)           (    409)           (755,846)                 -

OTHER (INCOME) EXPENSE
   Interest Income                                             ( 7,382)           (  2,035)           (     53)                 -
   Interest Expense                                                 -               19,447                   6                  -
   Loss From Foreign Currency                                       -                  767            (  1,174)                 -
                                                            ----------         -----------         -----------         -----------
                                                               ( 7,382)             18,179            (  1,221)                 -
                                                            ----------         -----------         -----------         -----------

NET LOSS                                                    $  ( 8,118)        $  ( 18,588)        $  (754,625)        $        -
                                                            ----------         -----------         -----------         -----------
                                                            ----------         -----------         -----------         -----------


                                                              United
                                                              Telecom
                                                               GMBH             Subtotal          Elimination             Total
                                                           ----------         -----------         ------------        -----------

NET SALES                                                   $       -          $    25,243         $        -          $    25,243

COST OF SALES                                                       -               62,640                  -               62,640
                                                            ----------         -----------         -----------         -----------
GROSS PROFIT                                                        -            (  37,397)                 -             ( 37,397)
                                                            ----------         -----------         -----------         -----------
SELLING AND TECHNICAL EXPENSES
   Consulting Fees                                                  -              112,665                  -              112,665
   Technical Fees                                                   -               46,695                  -               46,695
   Sales Salaries                                                   -               29,011                  -               29,011
   Other Selling Expenses                                           -                9,183                  -                9,183
                                                            ----------         -----------         -----------         -----------
   Total Selling and Technical Expenses                             -              197,554                  -              197,554
                                                            ----------         -----------         -----------         -----------

LOSS FROM OPERATIONS BEFORE GENERAL AND
 ADMINISTRATIVE EXPENSES                                            -            ( 234,951)                 -             (234,951)
                                                            ----------         -----------         -----------         -----------

OPERATING EXPENSES
   Salaries                                                         -              156,559                  -              156,559
   Travel Expenses                                                  -               93,138                  -               93,138
   Management and Consulting Fees                                   -               96,586                  -               96,586
   Depreciation and Amortization Expense                            -               59,900                  -               59,900
   Professional Fees                                                -               58,182                  -               58,182
   Employment Agency Fees                                           -               22,337                  -               22,337
   Insurance Expense                                                -               14,061                  -               14,061
   Rent Expense                                                     -               10,310                  -               10,310
   Other Operating Expenses                                          3              25,734                  -               25,734
                                                            ----------         -----------         -----------         -----------
   Total General and Administrative Expenses                         3             536,807                  -              536,807
                                                            ----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                              (  3)          ( 771,758)                 -             (771,758)

OTHER (INCOME) EXPENSE
   Interest Income                                                  -            (   9,470)                 -             (  9,470)
   Interest Expense                                                 -               19,453                  -               19,453
   Loss From Foreign Currency                                       -            (     407)                 -             (    407)
                                                            ----------         -----------         -----------         -----------
                                                                    -                9,576                  -                9,576
                                                            ----------         -----------         -----------         -----------

NET LOSS                                                    $     (  3)        $ ( 781,334)        $        -          $  (781,334)
                                                            ----------         -----------         -----------         -----------
                                                            ----------         -----------         -----------         -----------



Item 2.  Plan of Operation

    The Company is a development stage company that provides quality private voice, fax and data management telecommunications services in Switzerland, Belgium and Germany, primarily to business and business groups at prices which are generally below those of major telecommunications carriers. During the 12 month period following June 30, 1996, the Company intends to focus on expanding its customer base in Switzerland, and also intends to expand its customer base in Belgium and Germany, where the Company has recently commenced operations. The Company will also explore expansion possibilities in other countries of the European Union (the "EU") if business and regulatory conditions warrant. The Company has entered into international telecommunications service agreements with various international telecommunications carriers for the exchange of traffic. Pursuant to these agreements, the Company will, by the end of November 1996, re-sell telecommunication minutes on its bandwidth at a profit. The Company intends to upgrade its network and information systems as required to remain competitive. The Company believes that its current level of employees is sufficient for its current operations. As the Company expands, it intends to hire additional employees to meet its needs.

    The Company raised approximately $4 million from recent private placements, of which approximately $3,760,000 was received in cash and the remaining approximately $240,000 is represented by a promissory note which is payable to the Company on or before February 1, 1997. On September 6, 1996, the Company's registration statement registering shares of the Company's Common Stock for selling stockholders was declared effective by the Securities and Exchange Commission. The Company did not receive any proceeds in connection with such registration. The Company used the funds raised in its private placements to repay a $1 million loan from Hedag AG, together with $19,444 in interest, to purchase approximately $1 million in equipment, for the establishment of its business, including legal, accounting and consulting fees, for expenses incurred in connection with its registration statement and for working capital and general corporate purposes. The Company has begun to generate limited revenue from operations.

    The Company has experienced unanticipated delays and cost overruns in setting up its network. The Company believes that its new switch will be operational by November 1, 1996. Once the new switch becomes operational, the Company believes that its network will have adequate capacity for the next six months. Following such six month period, the Company believes it will need to expand the capacity of its network to meet its projected higher level of operations. There can be no assurance that the Company's business will expand or that if such expansion occurs that the Company will have adequate capital resources.

    The Company believes that its current cash and revenue from operations, together with funds expected to be received from refinancing its newly purchased equipment pursuant to lease financing transactions which should be in place by the end of November, will be sufficient to maintain the Company's operations at their current level for the 12 month period following June 30, 1996. In order to finance its projected expansion during such 12 month period, including financing any expansion into other countries of the EU, or pursue any strategic investments or joint ventures during the next 12 months, the Company will need additional financing. In this regard the Company has been exploring various financing options including, the issuance of equity and/or debt and various asset based financing and lease financing options. The need for additional financing and the timing of such financing will depend on the Company's future operating revenue and future expansion plans, which are subject to change over time. Additionally, the Company may be further required to seek additional financing during such period in the event of delays, costs overruns or unanticipated expenses. There can be no assurance that the Company will ever generate sufficient revenue to produce an operating profit. While the Company believes that it will be able to raise the capital it will require to fund its current operations and its projected expansion plans, there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms. If the Company is unable to arrange for such financing the Company would be materially and adversely affected and could have to substantially reduce operations.

    Certain statements in this Report under the caption "Plan of Operation" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in expanding the Company's network; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure comply with, government regulations; and other factors referenced in this Report.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

None

Items 2 - 5.  Not applicable


Item 6. Exhibits and Report on Form 8-K

    (a)  Exhibits

    27   Financial data schedule

    (b)  Reports on Form 8-K

There were no reports on form 8-K filed during the quarter ended June 30, 1996

                                      SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                        UTG COMMUNICATIONS INTERNATIONAL, INC.



                        By:      /s/ Ronald Kuzon
                             -----------------------------------
                                  Ronald Kuzon
                                  Treasurer and Secretary
                                  Principal Financial Officer




October 18, 1996