Form 10QSB
period 1996-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1996-11-14
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

{} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from ______ to ________

                        Commission File Number 333-8305


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             13-3895294
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Baarerstrasse 75, 6300, Zug, Switzerland                       Not Applicable
(Address of principal executive offices)                          (Zip Code)


      Registrant's telephone number, including area code: 011-4141-729-8282


                                 Not Applicable
   (Former Name, Former Address and Former Year, If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__


    10,406,000 shares of Common Stock were outstanding on November 13, 1996.

Transitional Small Business Disclosure Format (check one):

                                          Yes _____  No __X__

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996


                                      INDEX
                                      -----

Consolidated Balance Sheet (Unaudited)                               3


Consolidated Statement of Operations (Unaudited)                     4


Consolidated Statement of Stockholders' Equity (Unaudited)           5


Consolidated Statement of Cash Flows (Unaudited)                     6


Notes to Consolidated Financial Statements                      7 - 11

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                         September 30, 1996            June 30, 1996
                                                                                         ------------------            -------------
         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                                                  $   147,902                $ 2,727,328
  Subscription Receivable                                                                        400,000                         --
  Accounts Receivable                                                                             62,972                         --
  Prepaid Expenses and Other Current Assets                                                      157,045                    195,493
  Due from Affiliate                                                                             319,099                    174,822
                                                                                             -----------                -----------
      Total Current Assets                                                                     1,087,018                  3,097,643

Property and Equipment, at Cost,
 Net of Accumulated Depreciation of $239,418
 and $58,109 at September 30, 1996 and
 June 30, 1996, respectively                                                                   1,824,172                  1,198,110

Organization Costs, Net of Accumulated
 Amortization of $2,684 and $955 at
 September 30, 1996 and June 30, 1996, respectively                                               24,821                     15,232

Deferred Taxes                                                                                        --                         --

Other Assets                                                                                      19,127                     10,761
                                                                                             -----------                -----------
      Total Assets                                                                           $ 2,955,138                $ 4,321,746
                                                                                             ===========                ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                                                      $ 1,186,516                $ 1,057,181
  Loan Payable                                                                                        --                  1,000,000
                                                                                             -----------                -----------

      Total Current Liabilities                                                                1,186,516                  2,057,181
                                                                                             -----------                -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common Stock - $0.00001 Par Value
   Authorized 20,000,000 shares;
   10,406,000 Issued and Outstanding                                                                 104                        100
  Additional Paid-in-Capital                                                                   3,965,537                  3,088,474
  Retained Deficit                                                                            (2,238,772)                  (781,334)
  Foreign Currency Translation Adjustment                                                         41,736                    (42,692)
  Minority Interest                                                                                   17                         17
                                                                                             -----------                -----------
      Total Stockholders' Equity                                                               1,768,622                  2,264,565
                                                                                             -----------                -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 2,955,138                $ 4,321,746
                                                                                             ===========                ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                      For the
                                                      Quarter        Six Month
                                                       Ended        Period Ended
                                                    -----------     -----------
                                                        September 30, 1996
                                                    ---------------------------
NET SALES                                           $    68,319     $    93,562

COST OF SALES                                           153,631         216,271
                                                    -----------     -----------

GROSS PROFIT                                            (85,312)       (122,709)
                                                    -----------     -----------

SELLING AND TECHNICAL EXPENSES
  Consulting Fees                                        68,726         181,391
  Technical Fees                                        304,382         351,077
  Sales Salaries                                         58,243          87,254
  Other Selling Expenses                                 21,791          30,974
                                                    -----------     -----------
      Total Selling and Technical Expenses              453,142         650,696
                                                    -----------     -----------

LOSS FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                   (538,454)       (773,405)
                                                    -----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries                                              106,074         262,633
  Travel Expenses                                        23,525         116,663
  Management and Consulting Fees                        208,574         305,160
  Depreciation and Amortization                         187,305         247,205
  Professional Fees                                      57,297         115,479
  Employment Agency Fees                                 45,406          67,743
  Insurance Expense                                       4,820          18,881
  Rent Expense                                           10,445          20,755
  Association Fees                                       24,412          24,412
  Other Taxes                                            35,373          35,373
  Other Operating Expenses                               78,166         103,900
                                                    -----------     -----------
      Total General and Administrative Expenses         781,397       1,318,204
                                                    -----------     -----------

LOSS FROM OPERATIONS                                 (1,319,851)     (2,091,609)

OTHER (INCOME) EXPENSES
  Interest Income                                        (7,305)        (16,775)
  Interest Expense                                       49,904          69,357
  Loss From Foreign Currency                             94,988          94,581
                                                    -----------     -----------
      Total Other Expenses                              137,587         147,163
                                                    -----------     -----------

NET LOSS                                            $(1,457,438)    $(2,238,772)
                                                    ===========     ===========

LOSS PER COMMON SHARE                               $      (.14)    $      (.22)
                                                    ===========     ===========

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                                                                      Additional                          Foreign
                                                            Common Stock                Paid-In        Accumulated        Currency
                                                         Shares         Amount          Capital          Deficit         Adjustment
                                                      ---------------------------     -----------      -----------      -----------
Balance at March 31, 1996                                      --     $        --     $        --      $        --      $        --

Net Loss - April 1, 1996 to June 30, 1996                      --              --              --         (781,334)              --

Issuance of Common Stock                               10,006,000             100       3,088,474               --               --

Foreign Currency Translation Adjustment                        --              --              --               --          (42,692)

Minority Interest                                              --              --              --               --               --
                                                      -----------     -----------     -----------      -----------      -----------

Balance at June 30, 1996                               10,006,000             100       3,088,474         (781,334)         (42,692)


Net Loss - July 1, 1996 to September 30, 1996                  --              --              --       (1,457,438)              --

Offering Costs                                                 --              --        (122,933)              --               --

Issuance of Common Stock                                  400,000               4         999,996               --               --

Foreign Currency Translation Adjustment                        --              --              --               --           84,428
                                                      -----------     -----------     -----------      -----------      -----------

Balance at September 30, 1996                          10,406,000     $       104     $ 3,965,537      $(2,238,772)     $    41,736
                                                      ===========     ===========     ===========      ===========      ===========


                                                                      Total
                                                      Minority     Stockholders'
                                                      Interest        Equity
                                                    -----------    ------------
Balance at March 31, 1996                           $        --     $        --

Net Loss - April 1, 1996 to June 30, 1996                    --        (781,334)

Issuance of Common Stock                                     --       3,088,574

Foreign Currency Translation Adjustment                      --         (42,692)

Minority Interest                                            17              17
                                                    -----------     -----------

Balance at June 30, 1996                                     17       2,264,565


Net Loss - July 1, 1996 to September 30, 1996                --      (1,457,438)

Offering Costs                                               --        (122,933)

Issuance of Common Stock                                     --       1,000,000

Foreign Currency Translation Adjustment                      --          84,428
                                                    -----------     -----------

Balance at September 30, 1996                       $        17     $ 1,768,622
                                                    ===========     ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996

CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                        $(2,238,772)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities
    Depreciation and Amortization                                       247,205
    Changes in Certain Assets and Liabilities:
       Increase in Accounts Receivable                                  (62,972)
       Increase in Prepaid Expenses                                    (157,045)
       Increase in Organization Costs                                   (27,505)
       Increase in Other Assets                                         (19,127)
       Increase in Due From Affiliate                                  (319,099)
       Increase in Accounts Payable and Accrued Expenses              1,186,516
                                                                    -----------
Total Cash (Used) by Operating Activities                            (1,390,799)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                         (2,063,590)
                                                                    -----------
Total Cash (Used) By Investing Activities                            (2,063,590)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contribution to Capital                                           3,688,574
    Offering Costs                                                     (122,933)
    Minority Interest                                                        17
                                                                    -----------
Total Cash Provided By Financing Activities                           3,565,658
                                                                    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                          36,633
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               147,902

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              --
                                                                    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $   147,902
                                                                    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                                $    19,944
                                                                    ===========
    Income Taxes                                                    $        --
                                                                    ===========

NON-CASH FINANCING ACTIVITIES:
     The Company issued common stock in exchange for a stock subscription agreement. As of September 30, 1996, the receivable on the agreement totalled $400,000.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

               1) UTG Communications Holding AG, ("UTGH"),incorporated under the laws of Switzerland on February 29, 1996 (owned 99.9% by the Company);

               2) UTG Communications Europe AG, ("UTGAG"), incorporated under the laws of Switzerland on March 28, 1996 (owned 100% by
                    UTGH);

               3) UTG Communications Belgium, ("UTGBG"), Incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTGH); and

               4) United Telecom GMBH, ("UTGmbH"), Incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTGH).

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     b)   Line of Business

          The Company is a switch-based provider of private voice, fax and data management telecommunication services in Europe and North America.

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Organization Costs

          Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs have been capitalized and will be amortized over a period of five years.

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUBSCRIPTION RECEIVABLE

     On August 15, 1996, the Company entered into a subscription agreement to sell 400,000 shares of its common stock to Interfinance Inv. Co., Ltd. for an aggregate price of $1,000,000 consisting of $10,000 in cash and a secured promissory note dated August 15, 1996 in the amount of $990,000. The note provides for interest at the rate of 7% per annum on the principal balance and matures on February 1, 1997. The note is secured by the aforementioned 400,000 shares of common stock being purchased through this subscription agreement. As of September 30, 1996, $600,000 was received relating to the agreement.

     It is agreed by the parties that the stock certificate representing the shares shall be issued by the Company within 10 days of the effective date of a registration statement covering the shares.

NOTE 3 - LOAN PAYABLE

     Financing for the start-up operations of UTGH was provided by a loan agreement between UTGH and Hedag AG (HAG) dated March 27, 1996, for $1,000,000 bearing interest at 7% per annum payable semi-annually on September 30, 1996 and March 31, 1997.

     The Company repaid to HAG the entire principal balance of $1,000,000, plus accrued interest of $19,444 on July 4, 1996.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1996 is summarized as follows:

     Telecommunications Equipment                           $ 1,824,691
     Computer Equipment                                         144,080
     Furniture and Fixtures                                      49,792
     Auto                                                        45,027
                                                            -----------
                                                              2,063,590
     Less: Accumulated Depreciation                             239,418
                                                            -----------
                                                            $ 1,824,172
                                                            ===========

NOTE 5 - MINORITY INTEREST

     Minority interest represents less than a 1% share of the common equity and net loss of the Company's subsidiary UTGH.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - FOREIGN OPERATIONS

     Substantially all of UTGH's and UTGAG's operations take place in the country of Switzerland.

     Substantially all of UTGH's and UTGAG's identifiable assets are located in Switzerland and the United Kingdom.

     UTGB and UTGmbH are inactive companies as of September 30, 1996.

NOTE 7 - INCOME TAXES

     Deferred income taxes are determined based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts, multiplied by the applicable statutory income tax rate.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

     Deferred Tax Assets

        Net Operating Loss Carryforwards                        $    783,000

        Less: Valuation Allowance                                   (783,000)
                                                                ------------
          Total Deferred Tax Assets                             $         --
                                                                ============

     At September 30, 1996, the Company had a net operating loss which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset.

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company has related party transactions with UTG Communications Ltd. UK
     (UTK), a company they share common ownership with.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company has several employment agreements, the terms of which expires at various times through April 1999.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

     During October and November 1996, the Company subsequently received the $400,000 receivable balance relating to the subscription agreement with Interfinance Inv. Co., Ltd. (See Note 2).

Item 2. Plan of Operation

     The Company is a development stage company that provides quality private voice, fax and data management telecommunications services in Switzerland, Belgium and Germany, primarily to business and business groups at prices which are generally below those of major telecommunications carriers. During the 12 month period following September 30, 1996, the Company intends to focus on expanding its customer base in Switzerland, and also intends to expand its customer base in Belgium and Germany, where the Company has recently commenced operations. The Company will also explore expansion possibilities in other countries of the European Union (the "EU") if business and regulatory conditions warrant. The Company has entered into international telecommunications service agreements with various international telecommunications carriers for the exchange of traffic. Pursuant to these agreements, the Company will, by the end of November 1996, re-sell telecommunication minutes on its bandwidth at a profit. The Company intends to upgrade its network and information systems as required to remain competitive. The Company believes that its current level of employees is sufficient for its current operations. As the Company expands, it intends to hire additional employees to meet its needs.

     The Company has raised approximately $4 million from private placements, and as of November 8, 1996 the Company has received all amounts payable to it in connection with such private placements. On September 6, 1996, the Company's registration statement registering shares of the Company's Common Stock for selling stockholders was declared effective by the Securities and Exchange Commission. The Company did not receive any proceeds in connection with such registration. The Company used the funds raised in its private placements to repay a $1 million loan from Hedag AG, together with $19,444 in interest, to purchase approximately $1 million in equipment, for the establishment of its business, including legal, accounting and consulting fees, for expenses incurred in connection with its registration statement and for working capital and general corporate purposes. The Company has begun to generate limited revenue from operations.

     The Company has experienced unanticipated delays and cost overruns in setting up its network. However, the Company's new switch became fully operational on November 5, 1996. The Company believes that its network will have adequate capacity for the next six months. Following such six month period, the Company believes it will need to expand the capacity of its network to meet its projected higher level of operations. There can be no assurance that the Company's business will expand or that if such expansion occurs that the Company will have adequate capital resources.

     During the next 30 days the Company plans to raise up to $1 million of additional capital, most probably through the sale of debt or equity. The Company believes such additional capital will enable it to meet short term cash requirements and improve the likelihood of obtaining lease financing. If the Company raises such capital through the sale of equity, current stockholders will experience dilution. If the Company does not raise such capital, it will have to scale back its expansion plans until additional financing can be arranged. If the Company is able to raise such capital, the Company believes that its cash and revenues from operations, together with funds expected to be received either from leasing its newly purchased equipment and/or from project financing, will be sufficient to maintain the Company's operations at their current level for the 12 month period following the date of this Report. In order to finance its projected expansion during such 12 month period, the Company will need additional financing. In this regard the Company has been exploring various options including, the issuance of equity and/or debt and various asset based financing and lease financing options. The need for additional financing and the timing of such financing will depend on the Company's future operating revenues and future expansion plans, which are subject to change over time. Additionally, the Company may require additional financing during such period in the event of delays, costs overruns or unanticipated expenses. There can be no assurance that the Company will ever generate sufficient revenues to produce an operating profit. While the Company believes that it will be able to raise the capital it will require to fund its current operations and its projected expansion plans, there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms. If the Company is unable to arrange for such financing the Company would be materially and adversely affected and would have to substantially reduce operations.

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





                                     UTG COMMUNICATIONS INTERNATIONAL, INC.



                                     By:   /s/ Ronald Kuzon
                                        ------------------------------------
                                               Ronald Kuzon
                                               Treasurer and Secretary
                                               Principal Financial Officer


November 13, 1996