Form 10-Q
period 1996-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1997-02-19
CIK 1018402

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

    (MARK ONE)

      {x}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

      { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transaction period from ______ to ________

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


                                    Not Applicable
     (Former Name, Former Address and Former Year, If Changed Since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---       ---


       10,406,000 shares of Common Stock were outstanding on February 17, 1997.

Transitional Small Business Disclosure Format (check one):

                                  Yes       No   X
                                      ---       ---

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1996



                                        INDEX



Consolidated Balance Sheet (Unaudited)                               3


Consolidated Statement of Operations (Unaudited)                     4


Consolidated Statement of Stockholders' Equity (Unaudited)           5


Consolidated Statement of Cash Flows (Unaudited)                     6


Notes to Consolidated Financial Statements                      7 - 10

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                 December 31,   September 30,
                                                     1996           1996
                                                 ------------   ------------
              ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                    $         -     $   147,902
  Subscription Receivable                           168,393        400,000
  Accounts Receivable                               224,564         62,972
  Prepaid Expenses and Other Current Assets         122,694        157,045
  Due from Affiliate                                500,061        319,099
                                               ------------    -----------
  Total Current Assets                            1,015,712      1,087,018

Property and Equipment, at Cost,
 Net of Accumulated Depreciation of $460,407
 and $239,418 at December 31, 1996 and
 September 30, 1996, respectively                 1,927,412      1,824,172

Organization Costs, Net of Accumulated
 Amortization of $3,220 and $2,684 at
 December 31, 1996 and September 30, 1996,
  respectively                                       30,966         24,821

Deferred Taxes                                           -              -

Other Assets
                                                     19,994         19,127
                                                -----------    -----------
  Total Assets                                  $ 2,994,084    $ 2,955,138
                                                -----------    -----------
                                                -----------    -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses         $ 2,220,345    $ 1,186,516
  Bank Overdraft                                    319,300             -
  Notes Payable                                     149,620             -
                                                -----------    -----------

  Total Current Liabilities                       2,689,265      1,186,516
                                                -----------    -----------

Commitments and Contingencies                            -              -


STOCKHOLDERS' EQUITY
  Common Stock - $0.00001 Par Value
   Authorized 20,000,000 shares;
   10,531,000 Issued and Outstanding                    105            104
  Additional Paid-in-Capital                      4,465,536      3,965,537
  Accumulated Deficit                            (3,988,157)    (2,238,772)
  Foreign Currency Translation Adjustment          (172,682)        41,736
  Minority Interest                                      17             17
                                                -----------    -----------
  Total Stockholders' Equity                        304,819      1,768,622
                                                -----------    -----------

  Total Liabilities and Stockholders' Equity    $ 2,994,084    $ 2,955,138
                                                -----------    -----------
                                                -----------    -----------

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                 FOR THE
                                                                NINE MONTH
                                               QUARTER ENDED   PERIOD ENDED
                                               -------------   ------------
                                                    DECEMBER 31, 1996
                                                -------------------------
NET SALES
                                               $    245,727   $    339,289

COST OF SALES                                       432,671        648,942
                                               ------------   ------------

GROSS PROFIT                                       (186,944)      (309,653)
                                               ------------   ------------

SELLING AND TECHNICAL EXPENSES
  Consulting Fees                                   153,672        335,063
  Technical Fees                                    447,822        798,899
  Sales Salaries                                    134,007        221,261
  Other Selling Expenses                             45,250         76,224
                                               ------------   ------------
  Total Selling and Technical Expenses              780,751      1,431,447
                                               ------------   ------------

LOSS FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES               (967,695)    (1,741,100)
                                               ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries                                          238,616        501,249
  Travel Expenses                                    23,915        140,578
  Management and Consulting Fees                    118,057        423,217
  Depreciation and Amortization                     250,613        497,818
  Professional Fees                                  91,481        206,960
  Employment Agency Fees                             16,248         83,991
  Insurance Expense                                    (222)        18,659
  Rent Expense                                       47,045         67,800
  Association Fees                                       13         24,425
  Other Taxes                                       (17,114)        18,259
  Other Operating Expenses                          107,064        210,964
                                               ------------   ------------
  Total General and Administrative Expenses         875,716      2,193,920
                                               ------------   ------------

LOSS FROM OPERATIONS                             (1,843,411)    (3,935,020)

OTHER (INCOME) EXPENSES
  Interest Income                                    (9,631)       (26,406)

  Interest Expense                                  (43,982)        25,375
  (Gain) Loss From Foreign Currency                 (40,413)        54,168
                                                -----------   ------------
  Total Other (Income) Expenses                     (94,026)        53,137
                                               ------------   ------------

NET LOSS                                       $ (1,749,385)  $ (3,988,157)
                                               ------------   ------------
                                               ------------   ------------

LOSS PER COMMON SHARE                                 $(.17)         $(.39)
                                               ------------   ------------
                                               ------------   ------------



                                           UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                 FOR THE NINE MONTH ENDED DECEMBER 31, 1996



                                        ADDITIONAL                                               FOREIGN
                                       COMMON STOCK              PAID-IN       ACCUMULATED       CURRENCY       MINORITY
                                  SHARES         AMOUNT          CAPITAL        DEFICIT         ADJUSTMENT      INTEREST
                                ---------------------------   ------------    --------------   -------------   ------------
Balance at March 31, 1996                -        $     -    $         -     $          -      $          -    $         -

Net Loss - April 1, 1996 to
 December 31, 1996                       -              -              -       (3,988,157)                -              -

Issuance of Common Stock        10,531,000            105      4,588,469                -                 -              -

Offering Costs                           -              -       (122,933)               -                 -              -

Foreign Currency Translation
 Adjustment                              -              -              -                -          (172,682)             -

Minority Interest                        -              -              -                -                 -             17
                                ----------       --------    -----------      -----------       -----------    -----------

Balance at December 31, 1996    10,531,000       $    105    $ 4,465,536      $(3,988,157)      $  (172,682)   $        17
                                ----------       --------    -----------      -----------       -----------    -----------
                                ----------       --------    -----------      -----------       -----------    -----------



                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -----------
Balance at March 31, 1996       $        -

Net Loss - April 1, 1996 to
 December 31, 1996              (3,988,157)

Issuance of Common Stock         4,588,574

Offering Costs                    (122,933)

Foreign Currency Translation
 Adjustment                       (172,682)

Minority Interest                       17
                                ----------

Balance at December 31, 1996    $  304,819
                                ----------
                                ----------

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1996



CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                                   $(3,988,157)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
  Depreciation and Amortization                                  497,818
  Changes in Certain Assets and Liabilities:
    Increase in Accounts Receivable                             (224,564)
    Increase in Prepaid Expenses                                (122,694)
    Increase in Organization Costs                               (32,580)
    Increase in Other Assets                                     (19,994)
    Increase in Due From Affiliate                              (500,061)
    Increase in Accounts Payable and Accrued Expenses        (1,2850,587)
    Increase in Bank Overdraft                                   319,300
                                                             -----------
Total Cash Used by Operating Activities                       (1,850,587)
                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                    (2,387,819)
                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Notes Payable                                      149,620
  Contribution to Capital                                      4,420,181
  Offering Costs                                                (122,933)
  Minority Interest                                                   17
                                                             -----------
Total Cash Provided By Financing Activities                    4,446,885
                                                             -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                  208,479
                                                             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       -
                                                             -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $        -
                                                             -----------
                                                             -----------

CASH PAID DURING THE YEAR FOR:
  Interest Expense                                           $        -
                                                             -----------
                                                             -----------

  Income Taxes                                               $        -
                                                             -----------
                                                             -----------

NON-CASH FINANCING ACTIVITIES:
  The Company issued common stock in exchange for a stock subscription agreement. As of December 31, 1996, the receivable on the agreement totalled $168,393.

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a)   BASIS OF PRESENTATION
               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

                    1)   UTG Communications Holding AG,
                         ("UTGH"),incorporated under the laws of
                         Switzerland on February 29, 1996 (owned 99.9% by the Company);

                    2) UTG Communications Europe AG, ("UTGAG"), incorporated under the laws of Switzerland on March 28, 1996 (owned 100% by UTGH);

                    3)   UTG Communications Belgium, ("UTGBG"),
                         incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTGH); and

                    4) United Telecom GMBH, ("UTGmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTGH).

                    5) UTG Communications Network, Ltd., ("UTGNET") incorporated under the laws of The United Kingdom on October 22, 1996 (owned 100% by
                         UTGH).

               All significant intercompany accounts and transactions have been eliminated in consolidation.

               b)   LINE OF BUSINESS
                    The Company is a switch-based provider of private voice, fax and data management telecommunication services throughout Europe and North America.

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

          f)   TRANSLATION OF FOREIGN CURRENCY
               The Company translates the foreign currency financial statements of its Swiss, Belgium and United Kingdom subsidiaries, in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

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

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -       SUBSCRIPTION RECEIVABLE

               On November 21, 1996, the Company entered into a subscription agreement to sell 125,000 shares of its common stock to Interfinance Inv. Co., Ltd. for an aggregate price of $500,000. As of December 31, 1996, $331,607 was received relating to the agreement.


NOTE 3 -       PROPERTY AND EQUIPMENT

               Property and equipment at December 31, 1996 is summarized as follows:


               Telecommunications Equipment      $ 2,113,988
               Computer Equipment                    173,359
               Furniture and Fixtures                 58,355
               Auto                                   42,117
                                                 -----------
                                                   2,387,819

               Less: Accumulated Depreciation        460,407
                                                 -----------
                                                 $ 1,927,412
                                                 -----------
                                                 -----------

NOTE 4 -       MINORITY INTEREST

               Minority interest represents less than a 1% share of the common equity.


NOTE 5 -       FOREIGN OPERATIONS

               Substantially all of the Company's operations take place throughout Europe.

               Substantially all of the Company's identifiable assets are located in Switzerland and the United Kingdom.

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

               Significant components of the Company's deferred tax liabilities and assets are as follows:

               Deferred Tax Assets
                    Net Operating Loss Carryforwards   $ 1,541,000
                    Less: Valuation Allowance           (1,541,000)
                                                       -----------
                      Total Deferred Tax Assets        $        -
                                                       -----------
                                                       -----------

               At December 31, 1996, the Company had a net operating loss which will be available to reduce future taxable income.
               The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset.

NOTE 7 -       RELATED PARTY TRANSACTIONS

               The Company has related party transactions with UTG Communications Ltd. UK (UTK), a company they share common directorship with. For a discussion of an arrangement entered into with Mr. Thomas Combrinck, see "Note
               9-Subsequent Events."

NOTE 8 -       COMMITMENTS AND CONTINGENCIES

               The Company has several employment agreements, the terms of which expires at various times through April 1999.

NOTE 9 -       SUBSEQUENT EVENTS

               During January 1997, the Company received approximately $159,000 relating to the subscription receivable as of December 31, 1996.

               Also during January 1997, the Company entered into a subscription agreement with a subscriber for up to 2,000,000 shares of Common Stock at $1.00 per share. Under the agreement, the subscriber purchased 500,000 shares and is obligated to purchase the remaining 1,500,000 shares in installments of at least 500,000 shares per month at the end of February, March and April. As of the date hereof, $450,000 of the $500,000 purchase price for the initial shares purchased has been received.

               The Company entered into an agreement with Mr. Thomas Combrinck on February 14, 1997 with an effective date of February 1, 1997. Under the agreement the prior employment was terminated effective February 1, 1997 and Mr. Combrinck became a consultant to the Company for up to six months commencing February 1, 1997 at a rate of approximately $7,000 per month. While serving as a consultant Mr. Combrinck may not compete with the Company. The consulting services can be terminated by Mr. Combrinck at any time and the services to be performed are at the discretion of the Company.

Item 2.   Plan of Operation

     The Company is a development stage company that provides quality private voice, fax and data management telecommunications services in Switzerland, Belgium, Germany and France, primarily to business and business groups at prices which are generally below those of major telecommunications carriers. The Company has entered into international telecommunications service agreements with various international telecommunications carriers for the exchange of traffic. Pursuant to these agreements, the Company re-sells telecommunication minutes on its bandwidth at a profit. In October 1996 the Company commenced operations in the United Kingdom. During the 12 month period following December 31, 1996, the Company intends to focus on expanding its customer base in Switzerland, and also intends to expand its customer base in Belgium, Germany and France. The Company will also explore expansion possibilities in other countries of the European Union (the "EU") if business and regulatory conditions warrant. The Company intends to upgrade its network and information systems as required to remain competitive. The Company believes that its current level of employees is sufficient for its current operations. As the Company expands, it intends to hire additional employees to meet its needs.

     In December 1996 the Company sold 125,000 shares of Common Stock to Interfinance Inv. Co. Ltd. ("Interfinance") for $4.00 per share. In January 1997 Interfinance subscribed for up to an additional 2,000,000 shares of Common Stock at $1.00 per share. As of the date hereof, Interfinance has purchased approximately 500,000 shares of Common Stock pursuant to such subscription. Interfinance has the obligation to purchase the remaining 1,500,000 shares in installments of at least 500,000 shares per month at the end of February, March and April. In connection with such purchases, Mr. Thomas Combrinck, the Company's former Chairman of the Board and a former director, agreed to transfer, without receiving any additional consideration, shares of Common Stock owned by him to Interfinance (one share for each share purchased by Interfinance from the Company). The Company has used the proceeds of such sale for the purchase of equipment, working capital and general corporate purposes.

     The Company's revenue increased significantly at the end of the fourth quarter of 1996. December's revenue was approximately $180,000. Revenue for January 1997 reached approximately $400,000, and monthly revenue for Februaryy and March 1997 is expected to exceed that level.

     The initial delays experienced in the first 8 months of operations have been resolved to a significant level. The related cost overruns have been contained, and the activities are slowly reaching their expected levels, as is evident by the sharp increase in revenues. The Company's new switch became fully operational in November, 1996. The Company believes that its network will have adequate capacity through June 1997. Thereafter the Company believes it will have to expand its switching facilities in order to maintain the adequacy of its network at the projected higher level of operations. There can be no assurance that the Company's business will expand or that if such expansion occurs that the Company will have adequate capital resources.

     On January 10, 1997, Fritz Wolff was elected a director and vice president of the Company. Mr. Wolff has assumed the chief executive role with respect to the Company's operating subsidiaries. Under his direction, the company is undergoing a restructuring, including the elimination of one-time and such start-up costs that had been generated by using freelance capacity. Furthermore, the Company has begun discussions with one of the leading United States telecommunications consultants regarding present commercial opportunities available to the Company. On January 29, 1997, Thomas Combrinck, the Company's former Chairman of the Board of Directors resigned from all of his positions with the Company.


     In mid-1996 the Company began discussions regarding business development projects in Hungary, France and Belgium with strong local partners in each country. Certain of these discussions have progressed and may result in agreements to provide additional capital investment in the Company, although there can be no assurance thereof

     On October 22, 1996 UTG Communications (Network) Ltd., a United Kingdom Company ("UTGNET") was incorporated as a 100% subsidiary of the Company and operations were started on November 1, 1996. UTGNET is functioning as the techhnical service center of the Company and its operating subsidiaries. It is intended that UTGNET will complete the take over of the staff and functions of the third party company UTK (see note 7 of the financial statements) by the end of March 1997. This includes 7 highly qualified telecommunications engineers and specialists, a carrier manager and 3 office staff. This new structure helps to ensure that all essential areas of operations are under full control of the Company and its operating subsidiaries.

     As of December 31, 1996, the Company had a bank overdraft of approximately $319,000 bearing interest at an annual rate of 7% per annum. Since then the Company has received approximately $450,000 from an equity investment and minimal cash from operations. Additional equity investment of ADP 1,500,000 are anticipated through April 30, 1997. The Company believes such additional capital plus anticipated operating revenues will enable it to meet short term cash requirements. If all such equity is not received, the Company will have to scale back its expansion plans until additional financing can be arranged. If the equity financing is completed, the Company believes that its cash and revenues from operations, together with funds expected to be received either from leasing its newly purchased equipment and/or from project financing, will be sufficient to maintain the Company's operations at their current level for the 12-month period following the date of this Report. In order to finance its projected expansion during such 12-month period, the Company will need additional financing. In this regard the Company has been exploring various options including, the issuance of equity and/or debt and various asset based financing and lease financing options. The need for additional financing and the timing of such financing will depend on the Company's future operating revenues and future expansion plans, which are subject to change over time. Additionally, the Company may require additional financing during such period in the event of delays, costs overruns or unanticipated expenses. There can be no assurance that the Company will ever generate sufficient revenues to produce an operating profit. While the Company believes that it will be able to raise the capital it will require to fund its current operations and its projected expansion plans, there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms. If the Company is unable to arrange for such financing the Company would be materially and adversely affected and would have to substantially reduce operations.

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


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is currently in discussions with respect to certain claims by creditors and/or former employees. At this time there is no outstanding litigation and the Company will attempt to resolve all such claims in a commercially reasonable manner.

Item 2.   Recent Sales of Unregistered Securities.

          In December, 1996, the Company sold 125,000 shares of its Common Stock to an entity in a private placement at a price of $4.00 per share. No underwriter was involved. The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by relying on Section 4(2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder.

Items 3 - 5.   Not applicable


Item 6. Exhibits and Report on Form 8-K

        (a)    Exhibits

               10.15 Subscription Agreement dated as of January 15, 1997 between the Company and Interfinance Inv. Co. Ltd.

               10.16 Subscription Agreement dated as of November 21, 1996 between the Company and Interfinance Inv. Co. Ltd.


               27      Financial data schedule

          (b)  Reports on Form 8-K

               There were no reports on form 8-K filed during the quarter ended December 31, 1997.

                                      SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UTG COMMUNICATIONS INTERNATIONAL, INC.



                         By:
                            --------------------------------------
                              David Schlecht
                              President



                         By:
                            --------------------------------------
                              Ronald Kuzan
                              Principal Financial Officer







February 18, 1997