Form 10KSB40
period 1997-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1997-07-14
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
   (Mark One)

     |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the fiscal year ended March 31, 1997

                                       OR

     | |       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to __________

                         Commission file number 333-8305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                  Delaware                               13-3895294
                  --------                               ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

18 Cattano Avenue, Morristown, New Jersey 07960        Not Applicable
-----------------------------------------------        --------------
  (Address of principal executive offices)               (Zip Code)

      Issuer's telephone number:  (201) 644-3161

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | x |

      The issuer's revenues for its most recent fiscal year (year ended March 31, 1997) were $1,743,377.

      The aggregate market value on July 9, 1997 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $30,876,000. As of July 14, 1997, 13,246,000 shares of Common Stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)  YES     NO  X
                                                              ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the issuer's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the solicitation of proxies for its 1997 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-KSB.

                                     Part I

Item 1. Description of Business

General

      UTG Communications International, Inc. (the "Company" or "UTG") is a provider of quality private voice, fax and data management telecommunication ("telecom") services in Switzerland and other European countries, primarily to businesses and business groups at prices which are generally below those of major telecom carriers. In addition, the Company has entered into agreements with various international telecom carriers for the exchange of traffic. Pursuant to these agreements, the Company resells telecom minutes at a profit. As of May 27, 1997, the Company has entered into contracts with 121 direct dial corporate customers to provide customized telecom service packages. These customized packages include telecom minutes plus other services selected by customers. Subsequent to fiscal year end, the Company purchased, for approximately $317,000, Multicom N.V., an Antwerp, Belgium based company which offers direct and indirect dial services to more than 250 corporate customers. The Company provides local support, round-the-clock customer service and full network redundancy to all customers. Available services include system design and installation as well as digital compression, fax transmission compression, digital data services and wideband digital data services. The Company intends to continue to expand its operations through local subsidiaries and joint ventures in other European countries as business, market and regulatory conditions permit. The Company is presently exploring opportunities in France, Germany and Hungary, as well as other European countries. The Company's operations are, to a large extent, dependent on the Company's ability to obtain additional financing. There can be no assurance that the Company will obtain the financing necessary to support its plan of operation. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Both the competitive environment and the economic framework in which international telecom companies operate are changing at a rapid pace. Due to the liberalization of telecom markets and technical improvements, the Company utilizes the infrastructure provided by international telecom carriers in connection with the services it offers. This allows the Company to offer its customers access to one of Europe's largest meshed fiber optic networks, which includes more than 130 international points of presence ("POPs"). In providing its services, the Company connects a customer's telephone installation to the nearest Company-accessed POP by means of dedicated lines. The customer's outgoing voice, fax and data transmissions are then transported directly to the Company's switch facility in the United Kingdom. The communications are then transferred directly from the Company's switch into the international networks. All of this is achieved with speech quality or connection speed comparable to that offered by the Company's competitors, and with the customer dialing the international destination directly, as it had done prior to becoming a customer. The Company is able to provide its services at attractive prices to its customers due, among other things, to volume discounts the Company has negotiated with carriers.

      On January 29, 1997, Mr. Thomas Combrinck, the Company's former Chairman of the Board of Directors and a principal stockholder of the Company, resigned as an officer and director of the Company. Shortly before the resignation of Mr. Combrinck, on January 15, 1997, Mr. Fritz Wolff was elected a director, Executive Vice President and Chief Operating Officer of the Company and assigned the chief executive role with respect to the Company's operating subsidiaries. Under the direction of Mr. Wolff, the Company's operating subsidiaries have refocused their business strategy to expand their European customer base and to improve and enhance the European network infrastructure. In June 1997, Mr. Fritz Wolff succeeded Mr. David Schlecht as President and Chief Executive Officer of the Company. Mr. Schlecht continues as a director of the Company. Recently, Mr. Keith Rhea was elected Chief Operating Officer and a director of the Company.

Organization

      UTG was incorporated in the State of Delaware on April 17, 1996. UTG owns substantially all of the equity of UTG Communications Holding AG ("UTG Holding"), a Swiss company which has a number of operating subsidiaries. UTG Holding has formed local subsidiaries in countries in which it has or presently expects to have significant operations, and the Company anticipates forming new subsidiaries in a like manner as business, market and regulatory conditions permit. UTG Holding currently has wholly-owned subsidiaries organized in Switzerland, the United Kingdom, Belgium and Hungary. In addition, UTG Holding has a 49% interest in a company seeking to offer telecom services in France. Unless the context otherwise requires, all references herein to the "Company" shall include UTG and its subsidiaries. UTG's principal executive offices are located at 18 Cattano Avenue, Morristown, New Jersey 07960, and its telephone number is (201) 644-3161.

Industry

      Growth and change in the telecom industry have been fueled by a number of factors, including greater consumer demand, globalization of industry, increases in international business travel, privatization of incumbent telephone operators, and growth of computerized transmission of voice and data information. These trends have sharply increased the use of, and reliance upon, telecom services throughout the world. The Company believes that at the same time, businesses and residential customers have encountered higher prices with poorer quality and service which were, and in some cases still are, characteristic of many incumbent telephone operators. Demand for improved service has created opportunities for private industry to compete in the international telecom market. Increased competition, in turn, has spurred a broadening of products and services, and new technologies have contributed to improved quality and increased transmission capacity and speed.

      Consumer demand and competitive initiatives have also acted as a catalyst for government deregulation, especially in developed countries. Deregulation began in the United States in 1984 with the divestiture of AT&T and the spin-off of the Regional Bell Operating Companies. Equal access to customers followed thereafter for all United States carriers. Deregulation began in the United Kingdom with the privatization of British Telecom, also in 1984. Deregulation spread to

Europe with the adoption of the European Union ("EU") "Directive on Competition in the Markets for Telecommunication Services" in 1990. A series of subsequent EU directives, reports and actions are expected to result in substantial deregulation of the telecom industries in most EU countries by 1998. Other governments have begun to allow competition for value-added and selected other telecommunications services and features, including data and facsimile services and certain restricted voice services. In February 1997, 69 countries, including the United States, Japan, Switzerland, South Africa and all of the member states of the EU, entered into the World Trade Organization Agreement with the goal of increasing competition among telecom providers in such markets beginning in 1998. In many countries, however, the rate of change and emergence of competition remains slow and the timing and extent of future deregulation is uncertain.

      Long distance telecom carriers can be differentiated by several defining operational characteristics. One such defining characteristic is between transmission facilities-based companies and non-transmission facilities-based companies (resellers). Transmission facilities-based carriers, such as AT&T and British Telecom, own their own long distance interexchange or transmission facilities and originate and terminate calls through local exchange systems. Profitability for transmission facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. All of the first-and most of the second-tier long distance companies are transmission facilities-based carriers and generally offer service over broad geographic areas. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission facilities-based carriers contract with other transmission facilities-based carriers to provide transmission where they have geographic gaps in their facilities.

      Resellers, such as the Company, carry their long distance traffic over transmission lines leased from transmission facilities-based carriers, originate and terminate calls through local exchange systems or "competitive access providers" ("CAPs") and contract with transmission facilities-based carriers to provide transmission of long distance traffic either on a fixed rate lease basis or a call volume basis. Profitability for resellers is dependent largely on their ability to generate on a continuing basis revenue volume which is sufficient in size to permit them to negotiate attractive pricing with one or more transmission facilities-based carriers.

      A second operating characteristic differentiating telecom companies is between switch-based and switchless telecom companies. Switch-based telecom companies, such as the Company, own or lease one or more switches, which are computers that direct telecom traffic to form a transmission path between a caller and the recipient of a call. All transmission facilities-based carriers are switch-based, as are many resellers, including the Company. Switchless resellers depend on one or more transmission facilities-based carriers or switch-based resellers for transmission and switching facilities. The Company believes that owning its switches reduces its reliance on other carriers and enables it to efficiently route telecom traffic over leased cost routes and to control costs and record data and customer information.

Services

      The Company offers voice, fax and data transmission services in customized packages designed to suit customers' needs. The Company's use of digital compression techniques allows the Company to lease fewer lines and offer reduced calling tariffs. The Company provides all of its customers with a high level of quality service, including local support, round-the-clock customer service and full network redundancy. Additionally, the Company's customers receive comprehensive billing packages. The Company's standard monthly statement includes a management summary report, a call detail report recording every long distance call. Optional reports include call summaries by account code, area or city code, international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

Business Strategy

      The Company's objective is to build a broad and profitable European market presence and to further develop its switch-based European infrastructure. The Company is well positioned to take advantage of telecom deregulation in Switzerland and countries in the EU. The Company has positioned itself between major full service high-priced telecom carriers and no service cut rate telecom minutes resellers. The Company believes that it will retain and add customers who wish to save on their telecom expenses and who demand a high level of service.

      The Company believes it enjoys certain competitive advantages over global telecom carriers and incumbent telephone operators: (1) the Company believes that its target market makes decisions primarily based on price, and the Company's prices are generally lower than those charged by global telecoms and incumbent telephone operators; (2) the small and medium sized business market has traditionally been ignored by the global telecoms and incumbent telephone operators; (3) the Company believes it can continue to attract seasoned telecom managers who seek the advantages offered by smaller companies; and (4) the Company is able to move quickly into new markets with new telecom services, as compared to larger organizations which are slower to respond to changing market conditions.

Sales and Marketing

      The Company markets its services through the Company's internal sales forces, independent sales agents and strategic arrangements with others. The Company currently has a total of 14 internal sales personnel and approximately 8 independent sales agents. Telemarketers are used to generate leads for the Company's internal sales force and independent sales agents. The Company's principal sales offices are located in Switzerland, the United Kingdom and Belgium.

      While the Company's sales and marketing activities to retail corporate customers were initially limited to Switzerland, the Company has begun to expand its activities into other

European countries. In June 1997, the Company consummated the purchase, for approximately $317,000, of Multicom NV, a leading long distance reseller headquartered in Antwerp, Belgium with a base of more than 250 small and medium sized business customers.

      In Germany, the Company is in the process of forming a joint venture which would offer voice and data telecom services to large corporations, as well as telecom services for credit cards, debit cards and customer cards.

      In France, the Company owns a 49% interest in a company seeking to offer direct and indirect dial services, as well as calling card services.

      In Hungary, the Company is in discussions with a major telecom company to permit the Company to offer Internet backbone service to internet service providers as well as high speed data and fax services utilizing the telecom company's fiber-optic network.

      There can be no assurance that the Company's efforts in Germany, France or Hungary will result in formal arrangements, or, if entered into, that any such arrangements will be successful. The Company's goal is to continue to expand its operations in a similar manner into other European countries as and when business, market and regulatory conditions permit.

      No corporate retail customer accounted for 10% or more of the Company's total revenue in fiscal 1997. However, two of the Company's telecom carriers accounted for approximately 40% and 15%, respectively, of the Company's gross revenue during fiscal 1997. The loss of either of these customers would have a significant impact on revenues, but a lesser impact on gross margins since the carrier business is based on tighter price margins.

      The Company primarily targets customers with between $1,000 and $25,000 of monthly usage. The Company believes that, in addition to being price sensitive, these customers tend to be focused on customer service and are more likely to rely on one or two carriers for their telecom needs. The Company strives to be more cost effective and responsive to the needs of its customers than its major competitors.

Network

      The Company's network consists of over 20 owned POPs primarily located in Switzerland, two switches located in the United Kingdom and leased-access to a major international telecom carrier's network consisting of over 100 POPs throughout Europe. The newest and largest of the Company's switches became operational in November 1996. The Company's switches route calls over networks owned by international telecom carriers with whom the Company has entered into volume discount contracts. The Company's switches include least cost routing software designed to route calls in the most efficient available manner. Direct dial customers access the Company's network via direct access lines. Indirect dial customers access the Company's network via local incumbent telephone operators. Least cost routing software integrated in the customer's telephone equipment determines the most efficient routing of calls.

      The Company generally utilizes network redundant, highly automated advanced telecom equipment in its network and has diverse alternate routes available in cases of component or facility failure. Automatic traffic rerouting enables the Company to provide a high level of reliability for its customers. Computerized network monitoring equipment facilitates fast and accurate analysis and resolution of network problems. The Company provides customer service and support, 24-hour network monitoring, trouble reporting and response, service implementation, coordination, billing assistance and problem resolution. The Company controls all of its billing services through its switches in the United Kingdom.

      Substantially all of the lines linking the Company's POPs to its switches in the United Kingdom are leased from Telemedia International, Inc., an Italy-based international telecom carrier ("TMI"). The TMI agreement may be terminated by either party upon thirty days written notice. If the TMI agreement is terminated by the Company the Company must pay TMI certain installation charges to the extent that they have not been recouped by TMI plus an additional month's leasing fee. The Company believes that the costs associated with termination of the TMI agreement would not be material to the Company. Due to the large excess capacity in the telecom industry, should the TMI agreement be terminated, the Company believes that it would be able to replace the services currently provided by TMI upon substantially the same terms and without incurring material costs or a disruption of service, however, there can be no assurance that termination of the TMI agreement would not cause a material adverse affect on the Company. At March 31, 1997, approximately $967,000 was due and owing to TMI by the Company for leased lines. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

      The Company believes that its network has adequate switching capacity to serve the Company's present volume of traffic. The Company believes, however, that its network does not have adequate switching capacity to serve the Company's projected volume of traffic beyond the remainder of calendar 1997. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Information Systems

      The Company has invested substantial resources to implement sophisticated information systems, which the Company believes are integral to being competitive and to effectively managing its business. The Company plans to continue to invest substantial capital and resources to enhance its information systems. The Company's information systems enable it to provide high quality customer service, provide customized billing information, track sales, provide network security, provide network trouble shooting, and generate administrative and marketing reports.

Regulation

      The discussion below is intended to provide a general outline of key applicable laws and regulations of countries in the Company's principal markets and is not intended to be a comprehensive description of the laws or regulatory policies of each country.

      In February 1979, the World Trade Organization ("WTO") announced that 69 countries, including the United States, Japan, Switzerland, South Africa and all of the member states of the EU, entered into an agreement to facilitate competition in telecommunications services (the "WTO Agreement"). Under the WTO Agreement, beginning in 1998, such countries are expected to allow access to their domestic and international markets to competing telecommunications providers, allow foreign ownership interests in existing telecommunications providers and establish regulatory schemes to develop and implement policies to accommodate telecommunications. The WTO Agreement should provide an opportunity for new market entrants, such as the Company, to provide telecom services in certain of these countries, several of which presently limit the provision of telecom services in competition with services provided by the incumbent telecommunications providers.

United States

      Currently, since no calls by Company customers originate in the United States, the Company does not believe that it is subject to any telecom laws or regulations in the United States. In the future, when and if the Company's services expand, it is possible that the Company may become subject to the telecom laws and regulations of the United States. If this were to occur, compliance with such laws would involve certain costs, and, while the Company would make every effort to comply with such laws and regulations, failure to comply could have a material adverse effect on the Company.

European Union

      In Europe, the regulation of the telecommunications industry is governed at a supra-national level by the EU. The EU was established by the Treaty of Rome and subsequent conventions and through its operating bodies, the Council of Ministers, the Commission (the "Commission") and the Parliament, is authorized to issue EU "directives." EU member states (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom) are required to implement these directives through national legislation. If an EU member state fails to adopt, or does not properly or fully adopt, such directives, the Commission may take action to require proper implementation through the European Court of Justice.

      Since 1987, the EU has issued a number of directives aimed at generating competition in the telecommunications markets by liberalizing the provision of telecommunications services and network infrastructure. In 1990, the EU issued a Directive on Competition in the Markets for

Telecommunications Services (the "Telecommunications Services Directive") which required each EU member state to abolish all exclusive and special rights concerning the provision of telecommunications services other than voice telephony services. The aim of the Telecommunications Services Directive was to permit the competitive offering of services other than voice telephony, such as value-added services and the delivery of voice services to closed user groups ("CUGs"). Differing interpretations of the Telecommunications Services Directive and other EU initiatives, as well as varying national policies to liberalize more quickly than the EU requires, have led to variations among the EU member states as to which services may be delivered and the manner in which they may be provided.

      Subsequent directives adopted by the EU, including the Full Competition Directive adopted in March 1996, require the liberalization of all voice telephony service in the EU and the provision of competitive infrastructures by January 1, 1998. Extensions until 2000 were granted to Ireland and Portugal, each of which believes it has a less developed network, and requests for extensions have been submitted by Luxembourg, Spain and Greece. Spain has since volunteered to liberalize by the second half of 1998 and the Commission expects that Greece will be liberalized by 2001. To date, Sweden, Finland, Denmark and the United Kingdom have liberalized facilities-based services.

      As discussed above, each EU member state in which the Company currently conducts its business has a different regulatory scheme and such differences are expected to continue beyond January 1998. The Company's regulatory requirements vary considerably from country to country. The EU is currently considering the adoption of a directive to establish a common framework for the granting and administration of licenses to provide telecommunications services and infrastructure. To the extent such directives are adopted by the EU and implemented by the member states in which the Company operates, the Company may in the future be required to obtain additional licenses, or renew, modify or replace exiting licenses.

      In March 1997, the EU's Telecommunications Council approved a directive setting forth guidelines regarding the granting of telecommunications licenses. At the request of certain countries, including Germany, the EU agreed to issue a declaration allowing member states to base their respective license fees on present, as well as estimated future, administrative costs incurred in the management, control and enforcement of individual licenses. As a result of authorizing the member states to consider future administrative costs, license fees in those member states that choose to include future expenses may be substantially higher than typical license fees currently charged.

United Kingdom

      In the United Kingdom, the Company's services are subject to and affected by the Telecommunications Act of 1984 (the "UK Telecommunications Act"). The Secretary of State for Trade and Industry (the "TI Secretary") is responsible for granting telecommunications licenses and has the power to revoke them, and the Director General of telecommunications

("DGT") and his staff, known as the Office of Telecommunications ("Oftel"), are responsible for enforcing the conditions of such licenses. The DGT is required to take enforcement action under the UK Telecommunications Act if it discovers a non-trivial breach of a license condition.

      British Telecom ("BT") and its predecessors were the sole providers of public telecommunications services in all but a small part of the United Kingdom until the early 1980's when the British government granted Mercury Communications Ltd. ("Mercury"), now a subsidiary of Cable and Wireless, a license to run its own telecommunications system. In 1991, the British government established a "multi-operator" policy with respect to voice telephony services using fixed access systems to replace the duopoly by BT and Mercury that existed from the early 1980's until 1991. Under the multi-operator policy, the TI Secretary will consider on its merits any application for a license to operate a telecommunications network within the United Kingdom. At the end of 1996, this policy was extended with respect to international facilities and 44 new operators were authorized to connect their United Kingdom networks to systems outside of the United Kingdom.

      The Company has been granted an international simple resale ("ISR") license under the UK Telecommunications Act, authorizing it to operate a switched system and provide switched telecommunications services to the public. The license was granted for a period of one year and continues thereafter in force and effect, subject to revocation by the TI Secretary on one month's prior notice. The license contains general conditions concerning, among other things, the use of interfaces that comply with accepted international standards, the use of automatic calling equipment, restrictions on types of self-advertising that use the licensed system, such as the telemarketing of products covered by the license, and certain administrative items, such as the payment of fees. In addition, the license contains certain conditions relating to the provision of international telecommunications services. Historically, the TI Secretary had specifically designated certain countries for ISR traffic that it considered as maintaining equivalent competitive regulatory frameworks. In July 1996, however, the authorization to provide ISR traffic was extended to all countries, prompting the TI Secretary to implement a "proportionate return" condition. The "proportionate return" condition requires licensees, such as the Company, to ensure that the ratio of incoming to outgoing ISR traffic over the licensed system during certain relevant periods is the same as the ratio of all incoming to outgoing traffic to each of those destinations from the United Kingdom over an earlier period. These rules do not apply to traffic from countries within the European Economic Area (which includes the EU member states, Iceland, Liechtenstein and Norway) or the United States, Canada, Australia and New Zealand. The Company is required to keep information and to submit reports concerning these provisions. Except in relation to the countries specifically exempted, the Company will be in breach of a license condition if its ISR traffic is not "two way," both into and out of the country concerned. This provision does not apply where customers connect to a Company switching facility in a relevant country by means of leased lines.

      All public telecommunications operators and ISR operators, as well as several other categories of operators, operate under individual licenses granted by the TI Secretary pursuant to the UK Telecommunications Act. Licenses granted to large public operators, such as BT and Mercury, contain conditions relating to the rights of the public and other operators to connect to such systems. Such conditions are not generally imposed on ISR licenses. However, ISR licenses, in most circumstances, provide for "relevant connectable system status" with respect to BT and other large public operators, giving ISR operators a right to connect to the networks of the large public operators and enjoy wholesale, as opposed to retail, rates with respect to interconnection tariffs and charges. The Company's license provides for "relevant connectable system status" with respect to BT, which entitles the Company to interconnect with BT's systems at wholesale, as opposed to retail, rates with respect to interconnection tariffs and charges subject to the continuing consent of the DGT. The DGT has recently issued a policy statement indicating that, due to the diminishing need to guaranty relevant connectable system status at wholesale rates as a result of increasing competition, ISR operators who have applied for their licenses after February 5, 1996 will not automatically receive relevant connectable system status. Rather, such status will be granted only to those ISR operators that contribute significantly to competition in the United Kingdom's international telecommunications market and then only until such time as full competition in such market is established. ISR operators who applied for their licenses prior to February 5, 1996 will continue to have relevant connectable system status subject to the determination by the DGT to revoke such status.

Germany

      The Company is presently exploring opportunities to offer telecom services in the Federal Republic of Germany. In the Federal Republic of Germany, liberalization of the telecommunications market is taking place through a three-step process called Postal Reform I-III. Postal Reform I in 1989 divided the state-owned Federal Post Office ("Bundespost") into three government entities: the postal service, the banking service and telecommunications (later to become Deutsche Telecom ("DT")), and ended the government's monopoly on the provision of terminal equipment (i.e., telephones) Postal Reform II in 1995 resulted in the conversion of the three government entities into private stock corporations. Postal Reform III, currently taking place, is expected to complete the privatization and liberalization process by establishing a regulatory framework.

      The constitutional basis for the liberalization of telecommunications was achieved by the addition to the German constitution of a new Article 87(f). Under Article 87(f), the national government is obliged to ensure appropriate and sufficient telecommunications services throughout Germany. The primary business objective of DT was re-defined as the provision of telecommunications services in competition with other suppliers. The legal basis for the new regulatory environment in Germany is the Telekommunikations--Telecommunications Act of 1996 ("TKG"), which, with respect to most of its provisions, became effective August 1, 1996, replacing a number of traditional telecommunications statutes.

      The TKG lays the groundwork for a competitive telecommunications environment in Germany. Since July 1, 1996, owners of telecommunications networks have been permitted to offer their services (other than voice telephony) on the German market and on January 1, 1998,

DT's monopoly over voice telephony is scheduled to end. In general, under the TKG, carriers with dominant market positions, such as DT, are required to interconnect their networks with the networks of other service suppliers. The anticipated break-up of DT's monopoly over voice telephony has led to a number of alliances among companies that desire to be key players in Germany's new market, in particular electricity providers. For example, VIAG Interkom GmbH is a joint venture between VIAG AG and BT. To the extent that alliance participants are also part of monopolies in Germany's energy market, which is still not open for competition, such companies could potentially create a negative impact on the liberalization process for telecommunications.

      Currently in Germany, regulation of the telecommunications industry is governed by the German Ministry of Post and Telecommunications (the "German Ministry"), and to a certain extent by the Commission. As of January 1998, the German Ministry, in its capacity as a regulator, will be replaced by a new regulatory authority yet to be established under the TKG. The new regulatory authority will act within the German Federal Ministry of Economics and will have the leading role in developing the new regulatory environment. Under the TKG, in general, a TKG license is required by any person that: (i) operates transmission facilities for the provision of telecommunications services to the public; or
(ii) offers Voice Telephony services to the public through telecommunications networks operated by such provider. The criteria for granting licenses are broadly outlined in the TKG and the new regulatory authority will be responsible for interpreting these guidelines and granting the TKG Licenses.

Switzerland

      Until recently, the telecommunications industry in Switzerland was regulated by the Law on Telegraph and Telephone Traffic under which Swiss PTT maintained a monopoly of the Swiss telecommunications market. In June 1991, in response to the liberalization taking place in the EU, the Swiss Parliament adopted a new law on telecommunications. This regulation has partially liberalized the Swiss telecommunications market, limiting the incumbent telephone operator monopoly to voice telephony and the telecommunications infrastructures. As of July 1, 1995, the Federal Government amended the Telecommunications Services Federal Decree of March 25, 1992 in order to authorize private companies to provide voice telecommunications services to CUGs. As a result of this action by the government, telecommunications companies may provide telephone services over leased lines for a group of customers. No permit or notice is required in order to form a CUG or to offer telephone services for a CUG.

      Although Switzerland is not an EU member state, the EU directives mandating liberalization have nevertheless had an indirect effect on Swiss law, as the Swiss government has expressed its intention to maintain Swiss telecommunications regulations in line with EU directed liberalization. In response to the EU's adoption of the resolution supporting the liberalization of all voice telephony services by January 1, 1998, the Swiss federal government proposed that Parliament further open the Swiss telecommunications market for services and network infrastructures. On October 1, 1996, the Swiss federal government proposed a draft law (the

"Draft Law") designed to increase competition in the telecommunications service area and to guarantee "universal" services for the entire Swiss population at reasonable prices. The Company's services in Switzerland will be subject to the Draft Law in the final form in which it is enacted into law.

      The Draft Law currently provides that any operator offering telecommunications services through self-controlled infrastructures will be required to obtain a license from the Swiss federal authorities. The government will be required to grant a license if the applicant possesses the technical abilities to offer the services and is able to offer sufficient guarantees that it will comply with Swiss law. All other service providers will be required only to notify the government of the services offered by them.

      Any operator that acquires a dominant position in the market will be required to guarantee the interconnection of its services and installations to other suppliers. If an agreement regarding interconnection cannot be reached between a dominant operator and a supplier, an independent federal commission will determine the conditions of such interconnection.

      In addition, the Draft Law introduces a licensing system for universal services. This includes the obligation to offer telephone services transmission data, service for urgent calls, a network of public telephones and access to the Swiss telephone directories. The Swiss federal government will be authorized to increase the services to be rendered by the holders of such universal service licenses. Telecom PTT, a department within Swiss PTT, will guarantee the universal service obligations without any compensation from the telecommunications industry for a transition period of five years. By the end of such transition period, the licenses for universal service obligations will be offered for tender on a region-by-region basis so that continuous coverage will be made available to the entire country. If provision of the universal service obligations cannot cover costs in particular areas, a subsidy will be offered in the form of investment contributions, which will be financed from a fund derived from license fees collected from holders of service licenses.

      The Draft Law creates an independent telecommunications commission that will principally be responsible for licensing and approving interconnection decisions. In response to the pressure from the EU liberalization directives, the Swiss Parliament may attempt to adopt the Draft Law during 1997 in order to make it effective by January 1, 1998.

Belgium

      Under the old regime governed by the Act of July 19, 1930, the Belgian Regie des Telegraphes and des Telephones ("RTT") was a governmental branch directly governed by the Minister of Telecommunications and the only institution in Belgium licensed and competent to operate the telecommunications network for public telephone and telegraph services and to provide the relevant terminal equipment.

The Act on Reform of Certain Public Enterprises (the "Act") was voted and approved by Parliament in March 1991 and fully implemented in April 1993 and entered into force in June 1993. Three principal parts of the Act are as follows: (1) The Act separates the previously combined regulatory and market participant activities of the old RTT into two separate bodies, Belgacom (universal and commercial services) and Belgian Institute for Post and Telecommunications ("BIPT") (government regulatory agency); (2) The Act defines the market for telecommunication services and draws a line between the "reserved" services (state monopoly) and the "non-reserved" services (free exploitation); and (3) The Act liberalizes the market for terminal equipment.

The reserved or monopoly services for which Belgacom has the exclusive right of establishment, operation and exploitation are: (1) voice telephony, defined as "the direct transport in real time and the switching of vocal signals from and to connection points"; (2) telex, mobile and paging services; (3) telegraphy; and (4) the provision of "fixed connections" leased lines.

The Act specifies that Belgacom's exclusive rights with respect to these reserved services are limited to rendering services "for the benefit of third parties." This nuance allows CUGs to install their own private network and use that network for internal communication. The Company has a license issued by the BIPT to offer its services to CUGs. As in most EU countries, the market is expected to open to full competition in all services as of January 1, 1998.

Competition

      The telecom industry is highly competitive and is significantly influenced by the marketing and pricing decisions of competitors. In each of its markets, the Company will compete primarily on the basis of price and service, as well as breadth of services offered. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The industry has experienced and will continue to experience rapid regulatory and technological change. Many competitors in each of the Company's current and proposed markets are significantly larger than the Company, have substantially greater resources than the Company, control transmission lines and larger networks than the Company and may have long-standing relationships with the Company's target customers.

      The success of a non-transmission facilities-based carrier, such as the Company, depends largely upon the amount of traffic that it can commit to the transmission facilities-based carrier and the resulting volume discount it can obtain. Subject to contract restrictions and customer brand loyalty, resellers like the Company may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The relationship between resellers and the larger transmission facilities-based carriers is twofold. First, a reseller is a customer of the services provided by the transmission facilities-based carriers, and that customer relationship is predicated primarily upon the pricing strategies of the first tier companies. The reseller and the transmission facilities-based carriers are also competitors. The reseller will attract customers to the extent that its pricing for customers is generally more favorable than the pricing offered the same size customers by larger transmission facilities-based carriers. Transmission facilities-based carriers have been aggressive in developing discount plans which have had the effect of reducing the rates they charge to customers whose business is sought by the reseller. Thus the business success of a reseller is significantly tied to the pricing policies established by the larger transmission facilities-based carriers.

      Currently, the Company's main competitor in Switzerland is Swiss Telecom, which controls almost all of the Swiss telecom market. Additional competitors in the European market include Viatel, Esprit, MFS WorldCom and Telegroup. In the future, additional competitors may include, among others, Deutsche Telecom, AT&T, MCI, Sprint, British Telecom and Mercury. As the Company expands into other European countries there will be additional competition.

      In addition to these competitive factors, recent and pending telecom deregulation in Switzerland and EU markets may encourage new entrants. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in the EU markets is likely to increase and become more similar to competition in the United States markets over time as such EU markets continue to experience deregulatory influences. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in the EU, prices are likely to continue to decrease. The Company's competitors may reduce rates or offer incentives to existing and potential customers of the Company. To maintain its competitive position, the Company believes that it must be able to reduce its prices in order to meet reductions in rates, if any, by others.

Investments and Strategic Alliances

      As the Company expands its service offerings, geographic focus and its network, the Company anticipates that it will seek to make investments in or enter into strategic alliances with, companies providing services complementary to the Company's existing business. The Company's ability to effect strategic alliances and make investments will, to a large extent, be dependent upon its ability to obtain additional financing. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In connection with investments or strategic alliances, the Company could incur substantial expenses, including the fees of financial advisors, attorneys and accountants, and any expenses associated with registering shares of the Company's capital stock, if such shares are issued. The financial impact of such investments or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results.

Employees

      As of June 27, 1997, the Company had 12 full-time employees in Switzerland and 12 full-time employees in the United Kingdom. In addition, two full-time employees are located in Belgium and two full-time employees are located in Hungary. The Company has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2. Properties

      The Company currently leases approximately 4,500 square feet in Zug, Switzerland for approximately 5,700 CHF (approximately $3 ,900) per month. The lease expires on June 30, 1998.

      The Company is utilizing office space (approximately 3,000 square feet) in London, England formerly occupied by UTG Communications Ltd. UK ("UTK"), a company with which the Company formerly shared a common director and which the Company believes has ceased operations. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition." With the tacit consent of the landlord, the Company is making rental payments to the landlord consistent with the terms of UTK's lease (approximately $9,350/month). The Company has not entered into a new lease with the landlord. The Company believes that adequate space is available upon terms which are at least comparable to the terms of the UTK lease. The Company believes that its facilities are adequate for its current administration and business needs.

      The Company's principal executive offices are located in Morristown, New Jersey. The Company utilizes space provided by one of the Company's directors for which the Company pays approximately $1,000 per month.

      The Company leases approximately 1,400 square feet in Antwerp, Belgium at a monthly rental of approximately $1,775. The lease expires in 2005.

Item 3. Legal Proceedings

      On or about April 24, 1997, litigation was commenced in Labor Court in Paris, France against UTG Communications (Europe) AG and other individual defendants by Mr. James Taylor. The action seeks damages of 1,347,582 French Francs (approximately $232,000) for breach of an alleged employment arrangement with UTG Communications France SA, a newly formed French company in which the Company owns a minority interest. The Company disputes the claim. At a hearing on June 26, 1997, the Court rejected a demand on behalf of Mr. Taylor that 500,000 French Francs be set aside an escrow account. The next hearing judgment is scheduled to occur in November 1997. The Company believes, based on advice of counsel, that Mr. Taylor's claims will be entirely rejected by the Court.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

      Since October 7, 1996, shares of the Common Stock have traded on the NASD Bulletin Board under the symbol "UTGC". The following table sets forth, for the periods indicated and as reported by the NASD Bulletin Board, the high and low bid prices for shares of the Common Stock.

Quarter Ended                                 High             Low

December 31, 1996                             $6.25            $3.50

March 31, 1997                                $4.625           $0.875

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price of the Common Stock on July 9, 1997 was $3.00.

Holders of Common Stock

      Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on June 30, 1997 was approximately 39.

Dividends

      The Company has never paid cash dividends with respect to the Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends on the Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant. In addition, arrangements with present or future lenders may prohibit the payment of dividends.

Sales of Unregistered Securities

      In January 1997, the Company entered into a subscription agreement with Interfinance Inv. Co., Ltd. ("Interfinance"), pursuant to which Interfinance subscribed for 2,000,000 shares of Common Stock at a purchase price of $1.00 per share. In connection with the subscription agreement, Mr. Thomas Combrinck agreed to transfer, without cost to Interfinance, one share of

UTG Common Stock owned by him for each share purchased by Interfinance under the subscription agreement. In addition, the Company granted Interfinance an option to purchase up to an additional 1,200,000 shares of Common Stock at $2.00 per share for a two year period commencing on completion of purchase of the full 2,000,000 shares. As of the date hereof, the Company has received approximately $1,950,000 in respect of Interfinance's subscription (with the balance subject to resolution of credits with respect to certain expenses incurred by Interfinance). These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by Interfinance including that it is an "accredited investor."

      On January 15, 1997, the Company granted an aggregate of 750,000 shares of Common Stock to employees and consultants in consideration for services and as an incentive to further the interests of the Company. On March 25, 1997, the Company issued an aggregate of 10,000 shares to two individuals as part of a settlement of claims by one of the individuals regarding breach of an alleged employment relationship. These issuances were exempt for the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended March 31, 1997. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.

General

      The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. To date, the Company has received an aggregate of approximately $6,370,000 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base. In implementing its network, the Company experienced significant technical problems with multiplexers and transmission equipment. The equipment has been upgraded by the supplier at the supplier's own expense. This has resulted in a lag in the realization of revenue.

      The Company's revenue during the year ended March 31, 1997 was generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise medium-sized companies located in Switzerland. The Company has been granted an International Simple Resale ("ISR") license from the TI Secretary. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL would permit the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. See "Item 1. Business-- Regulation."

      While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, the Company consummated the purchase of Multicom NV, a leading long distance reseller headquartered in Antwerp, Belgium with a base of more than 250 customers. The purchase price for Multicom NV was 11,101,043 Belgium Francs (approximately $317,000). See Note 10(a) of Notes to Consolidated Financial Statements. In France, the Company owns a 49% interest in a company seeking to offer direct and indirect dial services, as well as calling card services. See Notes 10(c) and
(d) of Notes to Consolidated Financial Statements. In Germany, the Company is in the process of forming a joint venture which would offer voice and data telecom services to large corporations, as well as telecom services for credit cards, debit cards and customers cards. In Hungary, the Company is in discussions with a major telecom company to permit the Company to offer Internet backbone service tp internet service providers as well as high speed data and fax services utilizing the telecom company's fiber-optic network. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit.

Financial Condition

      At March 31, 1997, the Company had a working capital deficit of $1,313,149 and an accumulated deficit of $1,712,669.

      The Company has a bank overdraft facility with Credit Suisse in Switzerland of CHF 300,000 (approximately $207,000), which bears interest at 6 1/4% per annum plus 1% on average overdraft in excess of fixed limit. The overdraft is personally guaranteed by Mr. Fritz Wolff. Furthermore, the Company has an overdraft position with the Union Bank of Switzerland that it is in the process of reducing. At March 31, 1997 the balance outstanding was CHF 161,572 (approx. $111,500) and at June 27, 1997 the balance outstanding was CHF 91,578 (approx. $63,200). The balance bears interest of 7% per annum plus a commission on highest outstanding balance of 1/4%.

      Although the Company's network currently has adequate switching capacity, the Company does not believe that its network has adequate switching capacity to serve projected volume of traffic beyond calendar 1997. Although the Company presently has no commitments to acquire a new switch, the Company may be required to do so in fiscal 1998.

      Subsequent to the end of fiscal 1997, the Company entered into a financing arrangement with Ericsson Belgium to fund the Company's equipment requirements in Belgium.

      Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital requirements beyond the next few months. The Company is actively seeking additional equity financing and is engaged in negotiations with a number of parties. There can be no assurance that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing during the time indicated, the Company may be required to scale back operations which would have a significant adverse effect on the Company's financial condition and results of operations. See Auditors' Report preceding Financial Statements which contains language relating to the Company's ability to continue as a going concern.

      Of accounts payable and accrued expenses in the amount of approximately $3,166,000 owing at March 31, 1997, approximately $967,000 represented amounts due to TMI, the Company's largest creditor, for leased lines. The Company has proposed an extended payment plan to TMI which the Company believes has been favorably received and is expected to be formally accepted. In the United Kingdom, the Company is also utilizing a switch and certain other equipment owned by TMI. The switch and equipment was formerly leased from TMI by UTK, a company with which the Company shared a common director and which the Company believes has ceased operations. The Company has had discussions with TMI regarding purchase by the Company of the switch and equipment, although no formal arrangement has been reached.

Results of operations

Sales

      During the year ended March 31, 1997, the Company recorded net sales of $1,743,377, reflecting net sales of $245,727 and $1,404,088 recorded in the third and fourth fiscal quarters, respectively. Prior to the Company's third fiscal quarter, the Company's network infrastructure had not yet been operational and the Company recorded no revenue. The Company's revenue was generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and wholesale customers. The allocation between retail corporate customers and wholesale customers was approximately 11% and 78%, respectively. The Company's wholesale customers presently comprise international telecom carriers and national telecom companies, and the Company's retail customers presently comprise medium-sized companies located in Switzerland and Belgium. Management anticipates that the allocation between wholesale and retail customers will shift in favor of retail customers consistent with the Company's goal of expanding its corporate retail customer base.

Cost of Sales

      Cost of sales was $1,820,844 for the year ended March 31, 1997, consisting of approximately $1,269,000 for carrier charges and the balance being attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic.

Selling and Technical Expenses

      Selling and technical expenses for the year ended March 31, 1997 were $2,053,395. These expenses can be broken down into four main categories. Consulting fees ($366,801) were incurred mainly in three areas: the setting up of the sales team in Switzerland, public and investor relations and the design of the corporate image. Management anticipates that this type of expense will be substantially lower in relation to revenues in the next fiscal year. Technical fees ($1,209,702) consisted of salaries for technical support personnel ($327,600), as well as expenses related to setting up the Company's switches and network. Sales salaries ($371,366) relate to the Company's sales force in Switzerland. Other selling expenses ($105,526) include travel expenses, communications and telemarketing costs.

General and Administrative Expenses

      General and administrative expenses for the year ended March 31, 1997 were $4,298,438. Significant items comprising general and administrative expenses include management and consulting fees, depreciation and amortization, professional fees and bad debt expense. Management and consulting fees ($1,231,148) consist primarily of share issuances and fees to members of management that were not on a salary basis, approximately $173,000 of which is related to a previous executive officer and director of the Company. Depreciation and amortization ($481,446) relates mainly to telecom and computer equipment, and, to a lesser extent, organization costs. Professional fees ($377,658) consist of legal and audit fees. Bad debt expense ($611,987) primarily results from the write-off of a receivable from United Telegroup. The receivable reflects funds advanced to fund certain of United Telegroup's working capital needs. United Telegroup is no longer active and the Company does not anticipate recuperating any funds related to the receivable.

Net Loss

      The Company's net loss for fiscal 1997 was $6,712,669, primarily resulting from delays and cost overruns in setting up the Company's network, resulting in a lag in realizing revenues.

FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under Item 1 and Item 6 regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form SB-2, No. 333-8305, which was declared effective on September 6, 1996.

Item 7. Financial Statements

      See Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable

                                    PART III

Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Information called for by this item is incorporated herein by reference to the definitive Proxy Statement which the Company intends to file with the Securities Exchange Commission within 120 days after the close of the 1997 fiscal year.

Item 10. Executive Compensation

      Information called for by this item is incorporated herein by reference to the definitive Proxy Statement which the Company intends to file with the Securities Exchange Commission within 120 days after the close of the 1997 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information called for by this item is incorporated herein by reference to the definitive Proxy Statement which the Company intends to file with the Securities Exchange Commission within 120 days after the close of the 1997 fiscal year.

Item 12. Certain Relationships and Related Transactions

      Information called for by this item is incorporated herein by reference to the definitive Proxy Statement which the Company intends to file with the Securities Exchange Commission within 120 days after the close of the 1997 fiscal year.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Index to Exhibits on page E-1. Compensatory plans and arrangements required to be filed as exhibits are as follows:

      10.9 Management Agreement dated March 14, 1996 between Registrant and Andreas Popovici
      10.18 Consultancy Agreement effective September 1, 1996 between UTG Communications (Europe) AG and Birand Ltd.
      10.21 Employment Agreement dated as of June 30, 1997 between the Registrant and Keith Rhea.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the year ended March 31, 1997.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED MARCH 31, 1997

                                     INDEX

INDEPENDENT AUDITORS' REPORT                                        F-2

CONSOLIDATED BALANCE SHEET                                          F-3

CONSOLIDATED STATEMENT OF OPERATIONS                                F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                      F-5

CONSOLIDATED STATEMENT OF CASH FLOWS                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7 - F-15

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
UTG COMMUNICATIONS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants

New York, New York
July 3, 1997

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

      ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents (Note 1c)                               $   388,198
  Subscription Receivable (Note 2)                                      670,000
  Accounts Receivable, Net of allowance for
   doubtful accounts of $75,925                                         815,106
  Prepaid Expenses and Other Current Assets                             167,508
                                                                    -----------
    Total Current Assets                                              2,040,812

Property and Equipment, at cost,
 Net of Accumulated Depreciation of $401,898 (Notes 1e & 3)           1,618,316

Organization Costs, at cost, Net of Accumulated
 Amortization of $6,795 at March 31, 1997 (Note 1d)                      27,286

Deferred Taxes (Notes 1j & 6)                                                --

Other Assets                                                             12,218
                                                                    -----------

    TOTAL ASSETS                                                    $ 3,698,632
                                                                    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank Overdraft (Notes 1f & 8)                                     $   132,237
  Accounts Payable and Accrued Expenses (Note 8)                      3,208,711
  Capital Lease Obligation, Current (Note 8)                             13,013
                                                                    -----------
    Total Current Liabilities                                         3,353,961

Capital Lease Obligation, Long-Term (Note 8)                             14,132

Commitments and Contingencies (Note 8)                                       --
                                                                    -----------

    TOTAL LIABILITIES                                                 3,368,093
                                                                    -----------

STOCKHOLDERS' EQUITY (Notes 1,2,9 & 11)
  Common Stock - $0.00001 Par Value
   Authorized 20,000,000 shares;
   13,246,000 Issued and Outstanding                                        132
  Additional Paid-in Capital                                          7,180,509
  Accumulated Deficit                                                (6,712,669)
  Cumulative Foreign Currency Translation Adjustment                   (137,450)
  Minority Interest                                                          17
                                                                    -----------
    Total Stockholders' Equity                                          330,539
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 3,698,632
                                                                    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED MARCH 31, 1997

NET SALES                                                           $ 1,743,377

COST OF SALES                                                         1,820,844
                                                                    -----------

GROSS PROFIT                                                            (77,467)
                                                                    -----------

SELLING AND TECHNICAL EXPENSES
  Consulting Fees                                                       366,801
  Technical Fees                                                      1,209,702
  Sales Salaries                                                        371,366
  Other Selling Expenses                                                105,526
                                                                    -----------
    Total Selling and Technical Expenses                              2,053,395
                                                                    -----------

LOSS FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                                 (2,130,862)
                                                                    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Management and Consulting Fees                                      1,231,148
  Salaries                                                              689,024
  Bad Debt Expense (Note 7)                                             611,987
  Depreciation and Amortization                                         481,446
  Professional Fees                                                     377,658
  Travel Expenses                                                       160,601
  Employment Agency Fees                                                120,744
  Rent Expense                                                           88,983
  Association Fees                                                       31,301
  Insurance Expense                                                      16,183
  Other Operating Expenses                                              489,363
                                                                    -----------
    Total General and Administrative Expenses                         4,298,438
                                                                    -----------

LOSS FROM OPERATIONS                                                 (6,429,300)

OTHER INCOME (EXPENSES)
  Interest Income                                                        25,044
  Interest Expense                                                      (37,688)
  Loss From Foreign Currency (Note 1g)                                 (123,012)
  Loss on Disposal of Fixed Asset                                       (47,151)
  Other Expenses                                                       (100,562)
                                                                    -----------
    Total Other Income (Expenses)                                      (283,369)
                                                                    -----------

NET LOSS BEFORE INCOME TAXES                                         (6,712,669)

INCOME TAXES (Notes 1j and 6)                                                 --
                                                                    -----------

NET LOSS                                                            $(6,712,669)
                                                                    ===========

LOSS PER COMMON SHARE (Note 1i)                                     $      (.64)
                                                                    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED MARCH 31, 1997

                                    Common Stock           Additional                  Foreign                      Total
                                ------------------------    Paid-In     Accumulated    Currency      Minority    Stockholders'
                                  Shares       Amount       Capital       Deficit     Adjustment     Interest       Equity
                                -----------  -----------  -----------   -----------   -----------   -----------  -------------
Balance at March 31, 1996                --  $        --  $        --   $        --   $        --   $        --  $        --

Net Loss - For the Year Ended
 March 31, 1997                          --           --           --    (6,712,669)           --            --   (6,712,669)

Issuance of Common Stock         13,246,000          132    7,303,442            --            --            --    7,303,574

Offering Costs                           --           --     (122,933)           --            --            --     (122,933)

Cumulative Foreign Currency
 Translation Adjustment                  --           --           --            --      (137,450)           --     (137,450)

Minority Interest                        --           --           --            --            --            17           17
                                -----------  -----------  -----------   -----------   -----------   -----------  -----------

Balance at March 31, 1997        13,246,000  $       132  $ 7,180,509   $(6,712,669)  $  (137,450)  $        17  $   330,539
                                ===========  ===========  ===========   ===========   ===========   ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED MARCH 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                         $(6,712,669)
   Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities
   Common Stock Issued for Services                                     770,000
   Depreciation and Amortization                                        481,446
   Changes in Certain Assets and Liabilities:
     Increase in Accounts Receivable                                   (910,385)
     Increase in Prepaid Expenses                                      (180,795)
     Increase in Organization Costs                                     (38,091)
     Increase in Other Assets                                           (13,654)
     Increase in Bank Overdraft                                         147,793
     Increase in Accounts Payable and Accrued Expenses                3,551,000
                                                                    -----------
Total Cash Used by Operating Activities                              (2,905,355)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets, Net                                     (2,263,081)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Capital Lease Payable                                     30,338
   Contribution to Capital                                            5,863,574
   Offering Costs                                                      (122,933)
   Minority Interest                                                         17
                                                                    -----------
Total Cash Provided By Financing Activities                           5,770,996
                                                                    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                        (214,362)
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               388,198

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                --
                                                                    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                             $   388,198
                                                                    ===========

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                                 $    37,688
                                                                    ===========
   Income Taxes                                                     $        --
                                                                    ===========

NON-CASH FINANCING ACTIVITIES:
   The Company issued common stock in exchange for a stock subscription agreement. As of March 31, 1997, the receivable on the agreement totalled $670,000 for 670,000 shares.

   The Company issued common stock totalling 750,000 shares as compensation for management and consulting services.

   The Company issued common stock totalling 10,000 shares as payment of an outstanding debt.

   The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Basis of Presentation

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

            The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

              1) UTG Communications Holding AG, ("UTG Holding"), incorporated under the laws of Switzerland on February 29, 1996 (owned 99.9% by the Company);

              2) UTG Communications (Europe) AG, ("UTG AG"), incorporated under the laws of Switzerland on March 28, 1996 (owned 100% by UTG Holding);

              3) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTG Holding);

              4) United Telecom GMBH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTG Holding); and

              5) UTG Communications (Network), Ltd., ("UTG NET") incorporated under the laws of the United Kingdom on October 22, 1996 (owned 100% by UTG Holding).

            All significant intercompany accounts and transactions have been eliminated in consolidation.

        b)  Line of Business

            The Company is a switch-based provider of private voice, fax and data management telecommunication services throughout Europe and Canada.

        c)  Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        d)  Organization Costs

            Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs have been capitalized and will be amortized over a period of five years.

        e)  Property and Equipment

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

        f)  Bank Overdraft

            The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

        g)  Translation of Foreign Currency

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

        h)  Use of Estimates

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

        i)  Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Weighted average common shares outstanding were 10,450,000. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

        j)  Income Taxes

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        k)  Fair Value of Financial Instruments

            The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of these instruments.

        l)  Stock-Based Compensation

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        m)  Long-Lived Assets

            In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

        n)  New Accounting Pronouncement

            In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). FAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The statement is effective for both interim and annual periods ending after December 15, 1997. The effect on the Company's earnings per share resulting from the adoption of FAS 128 is not expected to be significant.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 -    SUBSCRIPTION RECEIVABLE

            On January 15, 1997, the Company entered into a subscription agreement to sell 2,000,000 shares of its common stock to Interfinance Inv. Co., Ltd. ("IIC") for an aggregate price of $2,000,000. As of March 31, 1997, $1,285,000 was received relating to the agreement. (See also Note 11).

NOTE 3 -    PROPERTY AND EQUIPMENT

            Property and equipment at March 31, 1997 is summarized as follows:

            Telecommunications Equipment                $ 1,681,212
            Computer Equipment & Software                   227,571
            Furniture and Fixtures                          111,431
                                                        -----------
                                                          2,020,214
            Less: Accumulated Depreciation                 (401,898)
                                                        -----------
                                                        $ 1,618,316
                                                        ===========

            Depreciation expense for the year ended March 31, 1997 was $473,850.

NOTE 4 -    MINORITY INTEREST

            Minority interest represents less than a 1% share of the common equity of the Company's subsidiary UTG Holding.

NOTE 5 -    FOREIGN OPERATIONS

            As described in Note 1b, substantially all of The Company's operations take place throughout Europe and Canada and the majority of its identifiable assets are located in Switzerland and the United Kingdom.

NOTE 6 -    INCOME TAXES

            The components of the provision for income taxes is as follows:

            Current Tax Expense
               U.S. Federal                                   $       --
               State and Local                                        --
                                                              ----------
            Total Current                                             --
                                                              ----------

            Deferred Tax Expense
               U.S. Federal                                   $       --
               State and Local                                        --
                                                              ----------
            Total Deferred                                            --
                                                              ----------

            Total Tax Provision from Continuing
             Operations                                       $       --
                                                              ==========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 6 -    INCOME TAXES (Continued)

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                                 (34.0)%
            Deferred Tax Charge (Credit)                               --
            Effect on Valuation Allowance                            34.0%
            State Income Tax, Net of Federal Benefit                   --
                                                               ----------

            Effective Income Tax Rate                                 0.0%
                                                               ==========

            At March 31, 1997, the Company had net carryforward losses of approximately $6,713,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at March 31, 1997 are as follows:

            Deferred Tax Assets
            Loss Carryforwards                                $ 2,282,000

            Less:  Valuation Allowance                         (2,282,000)
                                                              -----------

            Net Deferred Tax Assets                           $        --
                                                              ===========

            Net operating loss carryforwards expire starting in 2007 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 7 -    RELATED PARTY TRANSACTIONS

            The Company had related party transactions with UTG Communications Ltd. UK (UTK) during the year ended March 31, 1997, a company they shared a common director with. As of March 31, 1997, the Company has a receivable from UTK in the amount of $524,945. UTK has become an inactive company and therefore, the receivable has been fully reserved against as of March 31, 1997.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 -    COMMITMENTS AND CONTINGENCIES

        a) The Company has commitments under certain management and consulting agreements, the terms of which expires at various times through April 1999.

            i) On March 14, 1996, UTG AG entered into a three year Management
               Agreement with Andreas Popovici (the "Popovici Agreement"), pursuant to which he serves as the Managing Director of UTG AG. The agreement states that he will devote 200 working days to UTG AG per year at an annual salary of approximately $179,000 and will also receive approximately $690 for each new customer he introduces to the Company during the first year and approximately $520 for each new Company customer he introduces to UTG AG during the second and third year of the Agreement.

           ii) On September 9, 1996, UTG AG entered into an agreement with Birand Ltd. for the consulting services of Fritz Wolff. The agreement states that Mr. Wolff will devote at least 15 working days per month to UTG AG. It is effective from September 1, 1996 to August 31, 1997 and is deemed tacitly extended for subsequent periods of 6 months if not terminated in writing with a 3 month notice period. The contract provides for a monthly consulting fee of approximately $10,000 per month, of which $6,667 is payable monthly, and $3,333 is to be accrued, plus travel expenses. The accrued portion is to be paid when the Company is cash positive or as of June 30, 1997 at the latest. As of March 31, 1997 the Company has approximately $60,000 accrued to Birand Ltd. and is currently in negotiations relating to extending the payment term. Furthermore, Fritz Wolff has taken over the position of Director and Executive Officer of the Company as of January 1997.

        b) The Company has a bank overdraft facility with Credit Suisse in Switzerland of CHF 300,000 (approximately $207,000), which bears interest at 6 1/4% per annum plus 1% on average overdraft in excess of fixed limit. The overdraft is personally guaranteed by an officer of the Company. Furthermore, the Company has an overdraft position with the Union Bank of Switzerland. At March 31, 1997 the balance outstanding was CHF 161,572 (approx. $111,500). The balance bears interest of 7% per annum plus a commission of highest outstanding balance of 1/4%.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 -    COMMITMENTS AND CONTINGENCIES (Continued)

        c) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:
                                                  Operating           Capital
                                                    Leases             Leases
                                                 ------------       ------------
            1998                                 $     18,293       $    15,639
            1999                                       18,293            15,639
            2000                                       18,293             1,303
            2001                                        4,892                --
            2002                                           --                --
            2003 and thereafter                            --                --
                                                 ------------       ------------

            Total Minimum Lease Payments         $     59,771            32,581
                                                 ============
            Less: Amounts Representing Interest                          (5,436)
                                                                    ------------

            Present Value of Future Minimum
             Lease Payments                                              27,145

            Less: Current Maturities                                    (13,013)
                                                                    -----------

            Total                                                   $    14,132
                                                                    ===========

            Rent expense under operating leases for the year ended March 31, 1997 was $88,983.

        d) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $50,000 and accordingly has established a reserve included in accounts payable and accrued expenses.

        e) During February 1997, UTG Holding entered into an agreement to purchase 49% of Tibesta Corporation N.V. ("Tibesta"), a Curacao incorporated company. Tibesta is the 100% parent of Metatel Telemarketing B.V., ("Metatel"), an Amsterdam incorporated company. The purchase price for the Company's 49% interest in Tibesta was $10,551 of which $2,940 represents the Company's 49% ownership of Metatel. The agreement was not consumated by UTG Holding until April 1997. (See Note 11).

        f) The Company's revenue is derived from retail customers and carrier partners. For the year ending March 31, 1997, two carrier partners accounted for approximately 50% of the net sales. The Company has entered into agreements with these two carriers that continue through the fiscal year ending March 31, 1999 and renew automatically for two year cycles, unless terminated by either party in writing with one months notice. The loss of either of these carrier partners would have a significant impact on the Company's revenue.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 9 -    STOCK OPTIONS

            In connection with the subscription agreement dated January 15, 1997 (see Note 2), the Company granted IIC an option to purchase up to an additional 1,200,000 shares of common stock at $2.00 per share for a two-year period commencing on the completion of the purchase of the full 2,000,000 shares subscribed for.

            On March 25, 1997, the Company granted nonqualified stock options to purchase up to 100,000, 100,000 and 300,000 shares, respectively, to each of Ron Kuzon, David Schlecht and Fritz Wolff. The options are exercisable at $1.00 per share, vest in equal installments on the first, second and third anniversaries of the date of grant, and expire five years from the date of grant. (See Note 11.)

NOTE 10 -   GOING CONCERN

            The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 1997, the Company had a working capital deficit of $1,313,149 and an accumulated deficit of $6,712,669. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 11 - SUBSEQUENT EVENTS

        a) On April 2, 1997 UTG Belgium acquired a 100% interest in Multicom NV ("Multicom"), an existing telecommunications company operating in the areas of direct dial and indirect dial. Per the purchase agreement, the purchase price of 11,101,043 BEF or approximately $317,000 was based upon a due diligence report from KPMG Bedrijfsrevisoren. 100,000 shares of the Company's common stock was pledged as a guarantee. As of June 30, 1997, the entire purchase price was paid.

        b) On April 2, 1997, UTG Holding founded UTG Communications Hungary, Kft. ("UTG Hungary"). Hungary is incorporated under the laws of Hungary.

        c) On April 8, 1997, UTG Holding consummated the purchase of its 49% interest in Tibesta by paying the purchase price of $10,551. (See
            Note 8).

        d) On June 9, 1997, Metatel, a company wholly owned by Tibesta, founded UTG Communications France S.A. ("UTG France"), a 94% owned company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by the Company.

        e) The Company has received an additional $670,000 through the date of this report relating to the subscription agreement dated January 15, 1997 with IIC. (See Note 2).

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 11 - SUBSEQUENT EVENTS (Continued)

        f) On June 25, 1997, the Company granted to Mr. Allen Howe, an employee, a nonqualified stock option to purchase up to 180,000 shares at an exercise price of $1.00 per share. The option vests in equal installments on July 1, 1997, July 1, 1998 and July 1, 1999. The option is exercisable as to any vested portion during the 12-month period commencing on July 1, 1999. If Mr. Howe remains employed by the Company through July 1, 1999, the Company agreed to pay Mr. Howe a cash bonus which can only be used to satisfy payment of the exercise price.


        g) On June 30, 1997, the Company entered into an employment agreement with Keith Rhea to serve as Chief Operating Officer of the Company and a member of the Board of Directors. The term of the agreement is for three years beginning on July 7, 1997 for an annual base salary of $100,000. The Company also issued non-transferable stock options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1 per share. The options expire after 5 years and shall fully vest within 2 1/2 years.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.


                     By: /s/ Fritz K. Wolff
                        -------------------------------------------------------
                        Fritz K. Wolff, President, Chief Executive Officer and Director

                     Date: July 14, 1997

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                           Date
         ---------                      -----                           ----


  s/ Fritz K. Wolff        President, Chief Executive Officer and  July 14, 1997
-------------------------  Director (principal executive officer)
     Fritz K. Wolff


  s/ Keith Rhea            Chief Operating Officer and Director    July 14, 1997
-------------------------
     Keith Rhea


  s/ Ronald Kuzon          Treasurer, Secretary and Director       July 14, 1997
-------------------------  (principal financial and
     Ronald Kuzon          accounting officer)


 s/ David Schlecht         Director                                July 14, 1997
------------------------
    David Schlecht

      Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers.

      No annual report covering the registrant's last fiscal year and no proxy material with respect to an annual or other meeting of security holders has been sent to security holders. The Company presently intends to furnish such report or proxy material to security holders subsequent to the filing of this report.

                                Index to Exhibits

3.1    Certificate of Incorporation of the Company (1)
3.1(a) Amendment to Certificate of Incorporation of the Company (2)
3.1(b) Amendment to Certificate of Incorporation of the Company (3)
3.2    By-laws of the Company (1)
4.1    Specimen Common Stock Certificate (2)
10.1 Stock Purchase Agreement dated April 30, 1996 between Registrant and Tom Combrinck (2)
10.2 Subscription Agreement dated April 30, 1996 between Registrant and Interfinance for the purchase of 183,333 shares of Common Stock (2)
10.3 Subscription Agreement dated April 30, 1996 between Registrant and Interfinance for the purchase of 2,566,667 shares of Common Stock (2)
10.4 Promissory Note in the principal amount of $2,799,974, dated April 30, 1996, by Interfinance in favor of Registrant (2)
10.5 security and Pledge Agreement dated April 30, 1996 between Registrant and Interfinance (2)
10.6 Registration Rights Agreement dated April 30, 1996 between Registrant and Interfinance (2)
10.7 Agreement dated December 21, 1995 between Registrant and Telemedia International, together with Assignment dated July 1, 1996 (2)
10.8   Lease beginning April 1, 1996 between Registrant and Guido M. Renggli (2)
10.9 Management Agreement dated March 14, 1996 between Registrant and Andreas Popovici (2)
10.10 Management Agreement dated April 4, 1996 between Registrant and Franco Reinschmidt (2)
10.11  Form of Customer Contract of Registrant (2)
10.12 Subscription Agreement dated August 15, 1996, between Registrant and Interfinance for the purchase of 400,000 shares of Common Stock (2)
10.13 Promissory Note in the principal amount of $990,000 dated August 15, 1996, by Interfinance in favor of the Registrant (2)
10.14 Security and Pledge Agreement dated August 15, 1996 between Registrant and Interfinance (2)

--------
(1) Incorporated by reference to the exhibit with the corresponding exhibit number contained in the Registrant's Registration Statement on Form SB-2 (No. 333-8305) filed on July 17, 1996 (the "SB-2").

(2) Incorporated by reference to the exhibit with the corresponding exhibit number contained in Amendment No. 1 to the SB-2 filed on August 16, 1996.

(3) Incorporated by reference to the exhibit with the corresponding exhibit number contained in Amendment No. 2 to the SB-2 filed on August 30, 1996.

10.15 Subscription Agreement dated as of January 15, 1997 between the Company and Interfinance Inv. Co. Ltd. (4)
10.16 Subscription Agreement dated as of November 21, 1991 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17 Joint Instructions of Registrant and Thomas Combrinck and Interfinance Inv. Co. Ltd. dated January 16, 1997.
10.18 Consultancy Agreement effective September 1, 1996 between UTG Communications (Europe) AG and Birand Ltd.
10.19 Share Purchase Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG.
10.20 Pledge Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG.
10.21 Employment Agreement dated as of June 30, 1997 between the Registrant and Keith Rhea.
21.1   List of Subsidiaries
23.1   Consent of Merdinger, Fruchter, Rosen & Corso, P.C.
27.1   Financial Data Schedule

--------
(4) Incorporated by reference to the exhibit with the corresponding exhibit number contained in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996 (File No. 333-8305).