Form 10KSB40/A
period 1997-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1997-07-15
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                Amendment No. 1
   (Mark One)

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.


                     By: /s/ Fritz K. Wolff
                        -------------------------------------------------------
                        Fritz K. Wolff, President, Chief Executive Officer and Director

                     Date: July 15, 1997

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

10.15 Subscription Agreement dated as of January 15, 1997 between the Company and Interfinance Inv. Co. Ltd. (4)
10.16 Subscription Agreement dated as of November 21, 1991 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17 Joint Instructions of Registrant and Thomas Combrinck and Interfinance Inv. Co. Ltd. dated January 16, 1997. (5)
10.18 Consultancy Agreement effective September 1, 1996 between UTG Communications (Europe) AG and Birand Ltd. (5)
10.19 Share Purchase Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG. (5)
10.20 Pledge Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG. (5)
10.21 Employment Agreement dated as of June 30, 1997 between the Registrant and Keith Rhea. (5)
21.1   List of Subsidiaries (5)
23.1   Consent of Merdinger, Fruchter, Rosen & Corso, P.C.
27.1   Financial Data Schedule

--------
(4) Incorporated by reference to the exhibit with the corresponding exhibit number contained in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996 (File No. 333-8305).

(5)    Previously filed.