Form 10KSB40/A
period 1997-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1997-07-29
CIK 1018402

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-KSB/A
                                  (Amendment No. 2)
    (Mark One)
    /x/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       For the fiscal year ended March 31, 1997
                                                 --------------

                                          OR

    / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from ____________ to __________

                           Commission file number 333-8305

                        UTG COMMUNICATIONS INTERNATIONAL, INC.
                        --------------------------------------
                    (Name of small business issuer in its charter)

              DELAWARE                                   13-3895294
              --------                                   ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

18 CATTANO AVENUE, MORRISTOWN, NEW JERSEY 07960         NOT APPLICABLE
-----------------------------------------------         --------------
  (Address of principal executive offices)                (Zip Code)

    ISSUER'S TELEPHONE NUMBER:  (201) 644-3161
                                --------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                         NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                         NONE

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The issuer's revenues for its most recent fiscal year (year ended March 31, 1997) were $1,743,377.

    The aggregate market value on July 9, 1997 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $30,876,000. As of July 14, 1997, 13,246,000 shares of Common Stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)  YES / /   NO /X/

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The executive officers, directors and significant employees of the Company are as follows:

Name                         Age                      Position

Fritz K. Wolff               62                  President, Chief Executive
                                                 Officer and Director

Keith Rhea                   36                  Chief Operating Officer and
                                                 Director

Andreas Popovici(1)          43                  Managing Director of UTG
                                                 Communications Holding AG
                                                 and UTG Communications
                                                 (Europe) AG

Ronald Kuzon                 51                  Treasurer, Secretary and
                                                 Director

David Schlecht               42                  Director

-----------------------

(1) Andreas Popovici is not an executive officer but is deemed a "significant employee".

    FRITZ K. WOLFF has served in various executive capacities and as a director of the Company since January 15, 1997. On June 25, 1997, Mr. Wolff was elected President and Chief Executive Officer of the Company. Prior to January 1997, and since inception of the Company, Mr. Wolff served as a business development consultant to the Company. From 1992 through 1996, Mr. Wolff served as managing director of Telemarket Group, a company specializing in direct marketing services targeting the tourism industry in Central and Eastern Europe. Through FK Wolff Consulting (UK) Ltd., Mr. Wolff has pioneered the development of telephone cards and related value added services for tour operators, insurance companies and credit card companies throughout Europe. Mr. Wolff formerly served as creative group head of Troost Advertising, J. Walter Thompson and as managing and creative director of Ted Bates Advertising.

    KEITH RHEA has served as Chief Operating Officer and a director of the Company since July 7, 1997. From July 1996 through June 1997 he served as director of business development, New York for Tele Danmark, USA Inc., an international telecom provider, in which capacity he was responsible for the establishment and development of Tele Danmark's United States operations. From August 1994 to July 1996, Mr. Rhea served as managing director of Associated Press Telecommunications, New York, a telecom company, in which capacity he was responsible for business activities with clients in more than 80 countries. From June 1993 through August 1994, Mr. Rhea served as market director for AT&T's Global Information Solutions Division.

    ANDREAS POPOVICI has served as Managing Director of the Company's subsidiaries UTG Communications Holding ("UTG Holding") AG and UTG Communications (Europe) AG ("UTG Europe") since March 1996. From October 1995 to March 1996, Mr. Popovici served as general manager of Callcom, a Swiss telecom service company. From 1991 through October 1995 Mr. Popovici served as director of the systems department at Swissphone, a Swiss telecom company.

    DAVID E. SCHLECHT has served as a director of the Company since the Company's inception and as President and Chief Executive Officer from inception until June 25, 1997. Until his resignation as an executive officer of the Company, Mr. Schlecht had devoted approximately 50% of his time to the business of the Company. Mr. Schlecht also serves as President of Product Development & Packaging, Inc., a packaging brokerage firm, which position he has held since 1989.

    RONALD W. KUZON has served as Treasurer and a director of the Company since the Company's inception, and has served as Secretary of the Company since July 1, 1996. Mr. Kuzon also serves as President of Needham Capital Group, Inc., a venture capital company, which position he has held since 1993. From 1990 to 1993, Mr. Kuzon was self employed as a private investor.

    Directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. No family relationships exist among any of the directors or executive officers of the Company.

    The Company's equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934. As such, no person is required to comply with the requirements of Section 16 of such Act.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the cash and other compensation awarded to, earned by or paid to David Schlecht, who served as the Company's chief executive officer during the fiscal year ended March 31, 1997, and each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 1997. In certain cases dollar amounts are approximated based on foreign currency translations.

                              SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                     ANNUAL COMPENSATION                      COMPENSATION
                                 ----------------------------        ---------------------------------
                                                                     RESTRICTED     NUMBER OF SHARES
                                  FISCAL YEAR                          STOCK         OF COMMON STOCK
NAME AND PRINCIPAL POSITION      ENDED MARCH 31,      SALARY           AWARDS       UNDERLYING OPTIONS
---------------------------      ---------------      ------         ----------     ------------------
David Schlecht,                      1997            $55,000(2)      $200,000(3)         100,000
President and Chief Executive
 Officer(1)

Fritz K. Wolff,                      1997           $164,594(5)      $100,000(3)         300,000
Executive Vice President and
 Chief Operating Officer(4)

Thomas Combrinck,                    1997           $173,000(7)            --                 --
Chairman of the Board of
 Directors(6)


---------------------
(1) Mr. Schlecht resigned as President and Chief Executive Officer on June 25, 1997. Prior to that time, he had been devoting 50% of his time to the business of the Company in the indicated capacity.

(2) Does not include amounts paid as rent to a Company controlled by Mr. Schlecht. See "Item 12. Certain Relationships and Related Transactions."

(3) Represents the deemed fair market value of an equal number of unregistered shares of Common Stock on January 15, 1997, the date of grant.

(4) Mr. Wolff is currently President and Chief Executive Officer of the Company. From January 15, 1997 through June 25, 1997, Mr. Wolff served in the indicated capacities. Prior thereto he served as a business development consultant to the Company.

(5) Reflects amounts paid or accrued to Birand Ltd., a company through which Mr. Wolff provides services to the Company. See "--Employment Agreements" and "Item 12 - Certain Relationships and Related Transactions."

(6) Mr. Combrinck resigned as an officer and director of Company on January 29, 1997.

(7) Includes amount paid as salary as well as amounts paid or accrued during the fiscal year in respect of a six month consulting arrangement, effective February 1, 1997, entered into with Mr. Combrinck in connection with his resignation from the Company. Does not include the value of a car transferred to another company controlled by Mr. Combrinck in connection with his resignation. Also, does not include amounts advanced to such other company and subsequently written off as bad debt. See "Item 12. Certain Relationships and Related Transactions."

    The following table sets forth all grants of options to purchase Common Stock to the executive officers named in the Summary Compensation Table for the fiscal year ended March 31, 1997.

                                 OPTION GRANTS DURING LAST FISCAL YEAR

                         NUMBER OF
                         SHARES OF        PERCENT OF TOTAL
                       COMMON STOCK        OPTIONS GRANTED        PER SHARE
                        UNDERLYING        TO EMPLOYEES IN          EXERCISE
NAME                  OPTIONS GRANTED       FISCAL YEAR              PRICE       EXPIRATION DATE
----------------     ----------------     -----------------       ----------     ---------------
David Schlecht          100,000(1)              20%                 $1.00            3/25/02
Fritz K. Wolff          300,000(1)              60%                 $1.00            3/25/02
Thomas Combrinck             --                 --                     --                 --


--------------
(1) These options vest in equal installments on March 25, 1998, 1999 and 2000.

    The following table sets forth information concerning outstanding options to purchase Common Stock held by the executive officers named in the Summary Compensation Table as of March 31, 1997. No options were exercised in fiscal 1997.

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SHARES OF
                                                  COMMON STOCK UNDERLYING         VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                                     AT FISCAL YEAR-END           AT FISCAL YEAR-END(1)
                                                 ---------------------------   ---------------------------
                   SHARES ACQUIRED     VALUE
NAME                 ON EXERCISE      REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------  ---------------    --------   -----------   -------------   -----------   -------------
David Schlecht           --             --            0            100,000          --           $125,000
Fritz K. Wolff           --             --            0            300,000          --           $375,000
Thomas Combrinck         --             --           --                 --          --                 --


---------------------
(1) Based upon an estimated fair market value of $2.25 per share of Common Stock as of March 31, 1997 less the $1.00 per share exercise price of such options.

EMPLOYMENT AGREEMENTS

    Effective January 1, 1997, Birand Ltd., a company through which Mr. Wolff's services are provided, is paid at the rate of $10,000 per month in respect of services performed by Mr. Wolff for the parent company, UTG Communications International, Inc. On September 9, 1996, UTG Europe entered into an agreement with Birand Ltd., for the consulting services of Mr. Wolff. Under the agreement, Mr. Wolff is to devote at least 15 working days per month to the performance of his duties under the agreement. The agreement is effective from September 1, 1996 to August 31, 1997 and is deemed tacitly extended for subsequent periods of 6 months if not terminated in writing at least 3 months in advance. The agreement provides for a monthly consulting fee of 15,000 CHF (approximately $10,000) per month, of which two-thirds is payable monthly, and one-third is to be accrued, plus travel expenses. The accrued portion is to be paid when the Company is cash positive or as of June 30, 1997 at the latest. The Company is currently in negotiations relating to extending the payment term. In addition, effective May 1, 1997, the Company's United Kingdom subsidiary, UTG Communications (Network) Ltd., began reimbursing FK Wolff Consulting (UK) Ltd. in the amount of GBP 4,000 (approximately $6,600) plus 17.5% VAT per month for rent of an apartment in London, car payments and other expenses on behalf of Mr. Wolff. The Company and Mr. Wolff are in the process of renegotiating employment and compensation arrangements with Mr. Wolff in light of his new role as President and Chief Executive Officer of the Company.

    On June 30, 1997, the Company entered into an employment agreement with Keith Rhea to serve as Chief Operating Officer of the Company and a member of the Board of Directors. The term of the agreement is for three years beginning on July 7, 1997. The agreement provides for an annual base salary of $100,000 and the grant of an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The option vests in installments during the 21/2 year period commencing July 7, 1997 and expires in 2002. If Mr. Rhea is requested by the Company to work in a foreign country more than 50% per year, the Company has agreed to pay for certain living accommodations as well as to indemnify Mr. Rhea for tax liabilities, if any, caused thereby. Mr. Rhea is to devote all of his business time to the performance of his duties under the agreement, except that Mr. Rhea shall be permitted to render services of up to 40% of his business time in connection with activities of the Company's subsidiaries for additional compensation. In the event that Mr. Rhea's employment is terminated by the Company without cause, Mr. Rhea shall be entitled to receive a severance payment equal to the amount of his then base salary prorated for six months plus options which otherwise would have vested during the six months following termination. The agreement includes covenants restricting competitive activities and disclosure of confidential information and provisions requiring assignment of intellectual property rights to the Company. Effective July 7, 1997, Mr. Rhea has agreed, for a term consistent with the term of his employment and in consideration of $80,000 per year, to devote up to 40% of his business time to providing consulting services to UTG Europe and other non United States subsidiaries of the Company. An agreement reflecting the consulting arrangement has been agreed upon in principle subject to formal approval by UTG Europe.

    Mr. Andreas Popovici has entered into a three year Management Agreement with the UTG Holding dated March 14, 1996, pursuant to which Mr. Popovici serves as the Managing Director and a director of UTG Europe. Mr. Popovici will devote 200 working days at an annual salary of 260,000 CHF (approximately $179,000) and will receive an additional 1,000 CHF (approximately $690) for each new customer which he introduces during the first year and an additional 750 CHF (approximately $520) for each new customer which he introduces during the second and third year of the agreement. The agreement will automatically be renewed for successive one year terms, unless terminated by either party at least six months prior to the end of the term, and also provides for certain benefits including insurance, business expense accounts and a company car. The agreement also contains confidentiality provisions which require the employee to maintain secrecy, both during and after the term of employment, with respect to the business, transactions, know-how and other relevant information of the Company.

COMPENSATION OF DIRECTORS

    The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. See "--Option Grants During Last Fiscal Year" and "--Employment Agreements" for a description of stock options granted to Messrs. Schlecht, Wolff and Rhea. On March 25, 1997, the Company also granted an option to purchase up to 100,000 shares to Mr. Ronald Kuzon, which option vests in equal installments on March 25, 1998, 1999 and 2000 and expires in 2002. In addition, effective January 1, 1997, the Company began compensating Mr. Ronald Kuzon $3,541.67 per month for his services as Secretary, Treasurer and a director of the Company.

    Pursuant to Section 145 of the Delaware General Corporation Law, the Company's Certificate of Incorporation provides that the Company shall, to the fullest extent permitted by law, indemnify all directors, officers, incorporators, employees and agents of the Company against liability for certain of their acts. The Company's Certificate of Incorporation also provides that, with certain exceptions, no director of the Company will be liable to the Company for monetary damages as a result of certain breaches of fiduciary duties as a director. Exceptions to this include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declaration of dividends and transactions from which the director derived an improper personal benefit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of July 25, 1997, certain information concerning beneficial ownership of the Company's Common Stock by (i) each beneficial owner of more than five percent of the outstanding Common Stock,
(ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under Item 10 above and (iv) all current executive officers and directors of the Company as a group.

                                   Number of Shares             Percentage of
 Name and Address                 Beneficially Owned             Common Stock(1)
 ----------------                 ------------------            -------------

Thomas Combrinck                      2,341,690                       17.7%
c/o D.L.P. Salamans
82-86 Seymour Place
London, England W1H 5BD

Interfinance Inv. Co. Ltd             3,220,000(2)                    24.2%
Steinhaldering 8, Ch-8954
Geroldswil, Switzerland

Fritz Wolff                             500,000(3)                     3.8%
UTG Communications (Europe) AG
Baarerstrasse 75
6302 Zug, Switzerland

Keith Rhea                                    0(4)                       0%
UTG Communications International, Inc.
18 Cattano Avenue
Morristown, New Jersey 07460

Ronald W. Kuzon                         180,000(5)                     1.4%
300 Park Avenue, Suite 1940
New York, NY 10022

David E. Schlecht                       204,000(6)                     1.5%
17 Cattano Avenue
Morristown, NJ 07960

All directors and executive             884,000                        6.7%
officers as a group (four
persons)

----------------------
*   Denotes less than 1%.

(1) Based on 13,246,000 shares of Common Stock issued and outstanding.

(2) Includes 90,000 of Common Stock, 45,000 shares of which are presently issuable from the Company and 45,000 shares of which are transferable from shares formerly held by Mr. Thomas Combrinck, the issuance and transfer of which had been pending subcription payments and resolution of credits. See "Item 12. Certain Relationships and Related Transactions."

(3) Includes 400,000 shares of Common Stock held in the name of Tele Invest Ltd., and with respect to which shares Mr. Wolff has voting and investment power. Does not include an option to purchase up to 300,000 shares of Common Stock at $1.00 per share, which option vests in equal installments on March 25, 1998, 1999 and 2000.

(4) Does not include an option to purchase up to 200,000 shares of Common Stock at $1.00 per share, which option vests in installments of 50,000 shares each on January 7, 1998 and July 7, 1998, in installments of 25,000 shares each on January 7, 1999 and July 7, 1999 and the balance on January 7, 2000.

(5) Does not include an option to purchase up to 100,000 shares of Common Stock at $1.00 per share, which option vests in equal installments on March 25, 1998, 1999 and 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As of April 30, 1996, in exchange for 7,250,000 shares of Common Stock, the Company acquired all of the outstanding shares, other than qualifying shares, of UTG Holding from Thomas Combrinck. At such time Thomas Combrinck, who subsequently became a Chairman of the Board of Directors of the Company, was not a director of the Company but was a director of UTG Holding. The Company did not engage a third-party to independently review the fairness of this transaction because the cost of such review would have been high; however, the Company believes that this transaction was fair from a financial point of view. This belief is based on the fact that this transaction was analyzed by the Company's Board of Directors and was negotiated by the Company with a then-unaffiliated third party at arm's length. At the time such transaction was consummated, the two directors who voted in favor of the transaction were the Company's only stockholders. On January 29, 1997, Mr. Combrinck resigned from all of his positions with the Company. For compensation paid to or for the benefit of Mr. Combrinck during the Company's last fiscal year, see "Item 10. Executive Compensation." In addition, as part of the severance arrangement with Mr. Combrinck, the Company agreed to pay Mr. Combrinck 10,000 CHF (approximately $7,000) per month through July 31, 1997 in consideration of consulting services, if any, to be provided by Mr. Combrinck. Mr. Combrinck agreed not to compete with the Company during the term of the consultancy. From time to time during the Company's last fiscal year the Company advanced an aggregate of approximately $525,000 to UTG Communications Ltd. UK ("UTK"), a company controlled by Mr. Combrinck, which amounts were used to fund certain of UTK's working capital needs. UTK is no longer active and the Company does not anticipate recuperating any of such funds. As such, these amounts have been written off as a bad debt expense for fiscal 1997. See also "Item 2. Properties" for a description of certain properties and equipment formerly used by UTK and now used by the Company.

    As of April 30, 1996, the Company issued 2,750,000 shares of Common Stock to Interfinance Inv. Co. Ltd., a Panamanian company ("Interfinance"), 183,333 of which shares were issued in exchange for $200,000 in cash and 2,566,667 of which shares were issued in exchange for $26 in cash and a 7% promissory note. The promissory note was repaid as of June 28, 1996 from proceeds received from purchasers of a portion of the shares resold by Interfinance.
On August 15, 1996, the Company sold an additional 400,000 shares of Common Stock to Interfinance for $1,000,000 consisting of $10,000 in cash and a 7% promissory note for $990,000. The note was repaid in full in November 1996. Pursuant to a subscription agreement entered into in November 1996, Interfinance subscribed for and the Company sold an additional 125,000 shares of Common Stock at $4.00 per share. In connection with that agreement, Mr. Combrinck transferred 75,000 shares to Interfinance for no additional consideration. In January 1997, Interfinance subscribed for an additional 2,000,000 shares of Common Stock at a purchase price of $1.00 per share. In connection with the agreement, Mr. Combrinck agreed to transfer, for no additional consideration, one share of Common Stock owned by him for each share purchased by Interfinance under the agreement. In addition, the Company granted Interfinance an option to purchase up to an additional
2,000,000 shares of Common Stock at $2.00 per share for a two year period commencing on completion of the purchase of the full 2,000,000 shares in accordance with the terms of the agreement. As of the date hereof, all amounts owing to the Company in respect of Interfinance's November 1996 and January 1997 subscriptions have been paid (giving effect to approximately $20,000 in credits for expenses incurred by Interfinance on behalf of the Company). The Company has agreed to register the resale of the shares purchased by Interfinance under the Securities Act of 1933. The Company believes that the terms of all transactions with Interfinance were as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.

    In April, 1997, the Company's wholly-owned subsidiary, UTG Communications Belgium N.V., acquired all of the equity of Multicom N.V., an Antwerp, Belgium based company which offers direct and indirect dial services to more than 250 corporate customers. The purchase price was 11,101,043 BEF (approximately $317,000), payable 50% on April 9, 1997, 25% on May 2, 1997 and 25% on June 2,
1997. Payment of the purchase price was secured by the pledge by Interfinance of 100,000 shares of the Company's Common Stock owned by Interfinance.

    The Company has a bank overdraft facility with Credit Suisse in Switzerland in the amount of CHF 300,000 (approximately $207,000), which bears interest at 61/4% per annum plus 1% on average overdraft in excess of fixed limit. The overdraft is personally guaranteed by Mr. Fritz Wolff.

    The Company's principal executive offices utilize space provided by Mr. David Schlecht, for which the Company pays a company controlled by Mr. Schlecht approximately $1,000 per month.

    See "Item 10.Executive Compensation" for a description of employment and other compensation arrangements with the Company's executive officers and directors.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UTG COMMUNICATIONS INTERNATIONAL, INC.

                                  By: /s/ Fritz K. Wolff
                                     ----------------------------------------
                                     Fritz K. Wolff, President, Chief Executive
                                     Officer and Director

Date:   July 28, 1997