Form 10QSB
period 1997-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1997-08-14
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

      {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

      { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                         Commission File Number 333-8305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                            13-3895294
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

  17 Cattano Avenue, Morristown, New Jersey              07960
  (Address of principal executive offices)             (Zip Code)

                                 (201) 644-3161
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former Name, former Address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      At August 12, 1997, there were 13,246,000 shares of Common Stock, par value $.00001 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes   No x

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                    1

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                          2

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)                 3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                          4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              5 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         12

Part II. Other Information                                                17

Item 6. Exhibits and Reports on Form 8-K                                  17

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           June 30,    March 31,
                                                            1997         1997
                                                        -----------   -----------
      ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents (Note 1c)                  $   246,765   $   388,198
   Subscription Receivable (Note 2)                          45,000       670,000
   Accounts Receivable, Net of allowance for doubtful
    accounts at June 30, 1997 and March 31, 1997 of
    $75,250 and $75,925, respectively                     1,067,159       815,106
   Prepaid Expenses and Other Current Assets                318,478       167,508
                                                        -----------   -----------
      Total Current Assets                                1,677,402     2,040,812

Property and Equipment, at cost, Net of Accumulated
 Depreciation at June 30, 1997 and March 31, 1997 of
 $561,371 and $401,898, respectively (Notes 1f & 3)       1,689,817     1,618,316

Organization Costs, at cost, Net of Accumulated
 Amortization at June 30, 1997 and March 31, 1997 of
 $8,595 and $6,795, respectively (Note 1d)                   27,480        27,286

Goodwill, at cost, Net of Accumulated Amortization of
 $1,835 (Note 1e)                                           289,465            --

Deferred Taxes (Notes 1k & 6)                                    --            --
Other Assets                                                 12,109        12,218
                                                        -----------   -----------
      TOTAL ASSETS                                      $ 3,696,273   $ 3,698,632
                                                        ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Bank Overdraft (Notes 1g & 7)                        $   243,810   $   132,237
   Accounts Payable and Accrued Expenses (Note 7)         4,240,650     3,208,711
   Due to Related Party                                      44,679            --
   Capital Lease Obligation, Current (Note 7)                10,710        13,013
                                                        -----------   -----------
      Total Current Liabilities                           4,539,849     3,353,961

Capital Lease Obligation, Long-Term (Note 7)                 13,387        14,132
Commitments and Contingencies (Note 7)                           --            --
                                                        -----------   -----------
      TOTAL LIABILITIES                                   4,553,236     3,368,093
                                                        -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1,2,8 & 9)
   Common Stock - $0.00001 Par Value Authorized
    20,000,000 shares; 13,291,000 and 13,246,000
    Issued and Outstanding at June 30, 1997 and
    March 31, 1997, respecitvely                                133           132
   Additional Paid-in Capital                             7,225,508     7,180,509
   Accumulated Deficit                                   (7,911,277)   (6,712,669)
   Cumulative Foreign Currency Translation Adjustment    (  170,486)   (  137,450)
   Minority Interest                                     (      841)           17
                                                        -----------   -----------
      Total Stockholders' Equity (Deficit)               (  856,963)      330,539
                                                        -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                 $ 3,696,273   $ 3,698,632
                                                        ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                For The Three Months Ended
                                                         June 30,
                                                --------------------------
                                                    1997          1996
                                                -----------   -----------
NET SALES                                       $ 1,317,401   $    25,243

COST OF SALES                                       981,514        62,640
                                                -----------   -----------

GROSS PROFIT                                        335,887    (   37,397)
                                                -----------   -----------

SELLING AND TECHNICAL EXPENSES
   Consulting Fees                                   21,339       112,665
   Technical Fees                                   519,892        46,695
   Sales Salaries                                    79,554        29,011
   Other Selling Expenses                            28,031         9,183
                                                -----------   -----------
     Total Selling and Technical Expenses           648,816       197,554
                                                -----------   -----------

LOSS FROM OPERATIONS BEFORE GENERAL AND
 ADMINISTRATIVE EXPENSES                         (  312,929)   (  234,951)
                                                -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES
   Management and Consulting Fees                   180,340        96,586
   Salaries                                         202,371       156,559
   Depreciation and Amortization                    171,576        59,900
   Professional Fees                                 76,837        58,182
   Travel Expenses                                   25,933        93,138
   Employment Agency Fees                            13,487        22,337
   Rent Expense                                      49,375        10,310
   Insurance Expense                                  8,754        14,061
   Other Operating Expenses                         165,627        25,734
                                                -----------   -----------
     Total General and Administrative Expenses      894,300       536,807
                                                -----------   -----------

LOSS FROM OPERATIONS                             (1,207,229)   (  771,758)

OTHER INCOME (EXPENSES)
   Interest Income                                       43         9,470
   Interest Expense                              (   13,502)   (   19,453)
   Loss From Foreign Currency (Note 1h)          (   20,540)          407
   Other Income                                      41,762            --
                                                -----------   -----------
     Total Other Income (Expenses)                    7,763    (    9,576)
                                                -----------   -----------

NET LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                               (1,199,466)   (  781,334)

INCOME TAXES (Notes 1k and 5)                            --            --
                                                -----------   -----------

NET LOSS BEFORE MINORITY INTEREST                (1,199,466)   (   781,334)

MINORITY INTEREST                                       858            --
                                                -----------   -----------
NET LOSS                                        $(1,198,608)  $  (781,334)
                                                ===========   ===========
LOSS PER COMMON SHARE (Note 1j)                 $(      .09)  $(      .08)
                                                ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                     Common Stock      Additional                 Foreign                   Total
                                 --------------------   Paid-In   Accumulated    Currency    Minority    Stockholders'
                                   Shares     Amount    Capital     Deficit     Adjustment   Interest  Equity (Deficit)
                                 ----------  -------- ----------  ------------  ---------   ---------  ----------------
Balance at March 31, 1997        13,246,000  $   132  $7,180,509  $(6,712,669)  $(137,450)  $     17     $   330,539

Net Loss - For the Three Months
 Ended June 30, 1997                     --       --          --   (1,198,608)         --         --      (1,198,608)

Issuance of Common Stock             45,000        1      44,999           --          --         --          45,000

Minority Interest                        --       --          --           --          --    (   858)     (      858)

Cumulative Foreign Currency
 Translation Adjustment                  --       --          --           --    ( 33,036)        --      (   33,036)
                                 ----------  -------  ----------  -----------   ---------   --------     -----------

Balance at June 30, 1997         13,291,000  $   133  $7,225,508  $(7,911,277)  $(170,486)  $(   841)    $(  856,963)
                                 ==========  =======  ==========  ===========   =========   ========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For The Three Months Ended
                                                                  June 30,
                                                        --------------------------
                                                           1997          1996
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $(1,198,608)  $(  781,334)
   Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities
   Depreciation and Amortization                            171,576        59,900
   Changes in Certain Assets and Liabilities:
     Increase in Accounts Receivable                     (  252,053)          --
     Increase in Prepaid Expenses                        (  150,970)   (  195,493)
     Increase in Organization Costs                      (      194)   (   16,187)
     Increase/Decrease in Other Assets                          109    (  174,822)
     Due To/From Related Party                               44,679    (   10,761)
     Increase in Bank Overdraft                             111,573            --
     Increase in Accounts Payable and Accrued Expenses    1,031,939     1,057,181
                                                        -----------   -----------
Total Cash Used by Operating Activities                  (  241,949)   (   61,516)
                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Goodwill                                  (  289,465)          --
   Purchase of Fixed Assets, Net                         (  230,974)   (1,256,219)
                                                        -----------   -----------
Total Cash Used by Investing Activities                  (  520,439)   (1,256,219)
                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Capital Lease Payable                     (    3,048)          --
   Contribution to Capital                                  670,000     3,088,574
   Proceeds from Loan                                            --     1,000,000
   Minority Interest                                     (      858)          17
                                                        -----------   -----------
Total Cash Provided By Financing Activities                 666,094     4,088,591
                                                        -----------   -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                          (   45,139)   (   43,528)
                                                        -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (  141,433)    2,727,328

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR               388,198            --
                                                        -----------   -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                 $   246,765   $ 2,727,328
                                                        ===========   ===========

CASH PAID DURING THE PERIOD FOR:
   Interest Expense                                     $    13,502   $    19,453
                                                        ===========   ===========
   Income Taxes                                         $        --   $        --
                                                        ===========   ===========

NON-CASH FINANCING ACTIVITIES:
   The Company issued common stock in exchange for a stock subscription agreement as of June 30, 1997, the receivable on the agreement totalled $45,000 for 45,000 shares.

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Presentation
            The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

            For further information refer to the consolidated financial statements and footnotes included in Form 10-KSB for the year ended March 31, 1997.

            The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its majority-owned and/or controlled subsidiaries:

              1) UTG Communications Holding AG, ("UTG Holding"), incorporated under the laws of Switzerland on February 29, 1996 (owned 99.9% by the Company);

              2) UTG Communications (Europe) AG, ("UTG Europe"), incorporated under the laws of Switzerland on March 28, 1996 (owned 100% by UTG Holding);

              3) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTG Holding);

              4) Multicom N.V., ("Multicom"), incorporated under the laws of Belgium on July 4, 1996 (owned 100% by UTG Belgium). See also
                  Note 8;

              5) United Telecom GMBH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTG Holding);

              6) UTG Communications (Network), Ltd., ("UTG NET") incorporated under the laws of the United Kingdom on October 22, 1996 (owned 100% by UTG Holding);

              7) UTG Communications Hungary, Ltd., ("UTG Hungary"), incorporated under the laws of Hungary on April 2, 1997 (owned 100% by UTG Holding).

              8) Tibesta Corporation N.V., ("Tibesta"), incorporated under the laws of Curacao on December 24, 1996, (owned 49% by UTG Holding) See also Note 8; and

              9) Metatel Telemarketing B.V., ("Metatel"), incorporated under the laws of Amsterdam on February 5, 1979, (owned 100% by Tibesta) See also Note 8.

            All significant intercompany accounts and transactions have been eliminated in consolidation.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        e)  Goodwill
            Goodwill represents the cost in excess of the fair market value of the acquisitions of certain subsidiaries. Amortization is being computed using the straight-line method over a period of forty years.

        f)  Property and Equipment
            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

        g)  Bank Overdraft
            The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

        h)  Translation of Foreign Currency
            The Company translates the foreign currency financial statements of its Swiss, Belgium and United Kingdom subsidiaries, in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        i)  Use of Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        j)  Loss Per Share
            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 13,268,500. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

        k)  Income Taxes
            Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards
            (SFAS) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

        l)  Fair Value of Financial Instruments
            The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of these instruments.

NOTE 2 -    SUBSCRIPTION RECEIVABLE

            On January 15, 1997, the Company entered into a subscription agreement to sell 2,000,000 shares of its common stock to Interfinance Inv. Co., Ltd. ("IIC") for an aggregate price of $2,000,000. As of June 30, 1997, $1,955,000 was received relating to the agreement. (See also Note 10).

NOTE 3 -    PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:
                                                              June 30,
                                                     --------------------------
                                                         1997          1996
                                                     -----------   -----------
            Telecommunications Equipment             $ 1,885,415   $ 1,105,637
            Computer Equipment & Software                254,664        58,674
            Furniture and Fixtures                       111,109        91,908
                                                     -----------   -----------
                                                       2,251,188     1,256,219
            Less: Accumulated Depreciation            (  561,371)   (   58,109)
                                                     -----------   -----------
                                                     $ 1,689,817   $ 1,198,110
                                                     ===========   ===========

            Depreciation expense for the three months ended June 30, 1997 and 1996 was $161,021 and $58,109, respectively.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 4 -    MINORITY INTEREST

            Minority interest represents the following:

      a) Less than a 1% share of the common equity of the Company's subsidiary UTG Holding.

      b) A 51% share of UTG Holding's subsidiary Tibesta and its 100% owned subsidiary Metatel (controlled by the Company).

NOTE 5 -    FOREIGN OPERATIONS

            As described in Note 1b, substantially all of The Company's operations take place throughout Europe and Canada and the majority of its identifiable assets are located in Switzerland and the United Kingdom.

NOTE 6 -    INCOME TAXES

            The components of the provision for income taxes is as follows:

            Current Tax Expense
               U.S. Federal                                   $      -
               State and Local                                       -
                                                              --------
            Total Current                                            -
                                                              --------
            Deferred Tax Expense
               U.S. Federal                                   $      -
               State and Local                                       -
                                                              --------
            Total Deferred                                           -
                                                              --------

            Total Tax Provision from Continuing
             Operations                                       $      -
                                                              ========

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                           (   34.0)%
            Deferred Tax Charge (Credit)                             -
            Effect on Valuation Allowance                         34.0%
            State Income Tax, Net of Federal Benefit                 -
                                                              --------

            Effective Income Tax Rate                              0.0%
                                                              ========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 6 -    INCOME TAXES (Continued)

            At June 30, 1997, the Company had net carryforward losses of approximately $7,911,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1997 are as follows:

            Deferred Tax Assets
            Loss Carryforwards                                $ 2,690,000

            Less:  Valuation Allowance                         (2,690,000)
                                                              -----------
            Net Deferred Tax Assets                           $         -
                                                              ===========

            Net operating loss carryforwards expire starting in 2007 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 7 -    COMMITMENTS AND CONTINGENCIES

        a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:
                                                   Operating        Capital
                                                     Leases          Leases
                                                  ----------       ----------
            1998                                  $  108,118       $   15,500
            1999                                     108,118           11,606
            2000                                     100,835               -
            2001                                      72,918               -
            2002                                      64,158               -
            2003 and thereafter                           -                -
                                                  ----------       ----------
               Total Minimum Lease Payments       $  454,147           27,106
                                                  ==========
            Less: Amounts Representing Interest                     (   3,009)
                                                                   ----------
            Present Value of Future Minimum
             Lease Payments                                            24,097

            Less: Current Maturities                                (  10,710)
                                                                   ----------
               Total                                               $   13,387
                                                                   ==========

            Rent expense under operating leases for the three months ended June 30, 1997 was $49,375.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 7 -    COMMITMENTS AND CONTINGENCIES (continued)

        b) On June 9, 1997, Metatel, a company wholly owned by Tibesta, entered into an agreement to form UTG Communications France S.A. ("UTG France"), a 96.6% owned company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by the Company. The Company was incorporated on July 22, 1997 under the laws of France.

        c) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $50,000 and accordingly has established a reserve included in accounts payable and accrued expenses.

NOTE 8 -    ACQUISITIONS

        a) On April 2, 1997 UTG Belgium acquired a 100% interest in Multicom NV ("Multicom"), an existing telecommunications company operating in the areas of direct dial and indirect dial. Per the purchase agreement, the purchase price of 11,101,043 BEF or approximately $317,000 was based upon a due diligence report from KPMG Bedrijfsrevisoren. As of June 30, 1997, the entire purchase price was paid.

        b) During February 1997, UTG Holding entered into an agreement to purchase 49% of Tibesta Corporation N.V. ("Tibesta"), a Curacao incorporated company. Tibesta is the 100% parent of Metatel Telemarketing B.V., ("Metatel"), an Amsterdam incorporated company. The purchase price for the Company's 49% interest in Tibesta was $10,551 of which $2,940 represents their 49% ownership of Metatel. The agreement was consumated by UTG Holding on April 9, 1997.

NOTE 9 -    STOCK OPTIONS

            In connection with the subscription agreement dated January 15, 1997 (See Note 2), the Company granted IIC an option to purchase up to an additional 1,200,000 shares of common stock at $2.00 per share for a two year period commencing on the completion of the purchase of the full 2,000,000 shares subscribed for.

            On March 25, 1997, the Company granted nonqualified stock options to purchase up to 100,000, 100,000 and 300,000 shares, respectively, to each of Ron Kuzon, David Schlecht and Fritz Wolff. The options are exercisable at $1.00 per share, vest in equal installments on the first, second and third anniversaries of the date of grant, and expire five years from the date of grant.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 10 -   SUBSEQUENT EVENTS

            During July 1997, the remaining $45,000 receivable on the 2,000,000 share stock subscription agreement with IIC was received by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended June 30, 1997. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. Although a comparison is made to the corresponding quarter of the prior fiscal year, the Company's activities during that period were primarily focused on establishing its European communications network and only minimal revenue was generated during that period. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

      The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized or acquired at various times since February 1996. To date, the Company has received an aggregate of approximately $6,400,000 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base. In implementing its network, the Company experienced significant technical problems with multiplexers and transmission equipment. The equipment has been upgraded by the supplier at the supplier's own expense. This has resulted in a lag in the realization of revenue, as reflected in the fact that the Company generated only minimal revenue in 1996.

      The Company's revenue to date has been generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise medium-sized companies located in Switzerland. As previously reported, the Company has been granted an International Simple Resale ("ISR") license from the United Kingdom Secretary of State for Trade of Industry. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL would permit the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges.

      While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, the Company consummated the purchase of Multicom NV ("Multicom"), a leading long distance reseller headquartered in Antwerp, Belgium with a base of more than 280 direct and indirect dial customers. The purchase price for Multicom was 11,101,043 Belgium Francs (approximately $317,000). In April 1997, the Company purchased a 49% interest in Tibesta Corporation N.V. ("Tibesta"), a company seeking to offer, through a 99.6% indirectly owned subsidiary, UTG Communications France S.A., direct and indirect dial services as well as calling card services in France. To date, the Company has provided approximately $75,000 in funds in connection with the capitalization of Tibesta and its subsidiaries. See Notes 7 and 8 of Notes to Consolidated Financial Statements.

      In Germany, the Company is in the process of establishing a subsidiary to prepare a commercial basis for future partnership operations in that country. The Company is in discussions regarding a joint venture which would offer voice and data telecom services to large corporations, as well as telecom services for credit cards, debit cards and customers cards.

      In Hungary, UTG Magyar Kommunikacios Kft ("UTG Hungary") has entered into a cooperation agreement (the "Cooperation Agreement") with BKV Trafficom Hirkozlesi Szolgalato Kft ("Trafficom") which allows the Company to utilize a 275 km fiber optic network spanning the Budapest region to offer Internet backbone service to Internet service providers as well as high speed data and fax communications. The fiber optic network is managed by Trafficom and owned by Budapesti Kozlekedesi Reszvenytarsasag, the Budapest Public Transport System. The Cooperation Agreement, which has an initial term of ten years, contemplates that separate leased line agreements will be entered into between the Company and Trafficom on the basis of each customer which UTG connects to the network. Each leased line agreement would provide for a separately negotiated connection fee and monthly lease fee.

      There can be no assurance that the Company's efforts in any of the foregoing countries will result in successful commercial operations. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit.

Financial Condition

      At June 30, 1997, the Company had a working capital deficit of $2,862,447, and an accumulated deficit of $7,911,277, as compared to a working capital deficit and accumulated deficit of $1,313,149 and $6,712,669, respectively, at March 31, 1997.

      The Company has a bank overdraft facility with Credit Suisse in Switzerland of CHF 300,000 (approximately $205,000), which bears interest at 6 1/4% per annum plus 1% on average overdraft in excess of fixed limit. The overdraft is personally guaranteed by Mr. Fritz Wolff, and its outstanding balance at June 30, 1997 was CHF 262,152 (approx. $179,000). Furthermore, the Company has an overdraft position with the Union Bank of Switzerland that it is in the process of reducing. At June 30, 1997, the balance outstanding was CHF 93,773 (approx. $64,100). The balance bears interest of 7% per annum plus a commission on highest outstanding balance of 1/4%.

      Although the Company's network currently has adequate switching capacity, the Company does not believe that its network has adequate switching capacity to serve projected volume of traffic beyond calendar 1997. Although the Company presently has no commitments to acquire a new switch, the Company may be required to do so in fiscal 1998.

      Subsequent to the end of fiscal 1997, the Company entered into a financing arrangement with Ericsson Belgium to fund the Company's equipment requirements in Belgium. Under the terms of the contract, the Company's operating subsidiary in Belgium, Multicom, leases equipment over a period of 5 years at an annual lease payment (including imputed interest) of approximately $70,000. Multicom has a purchase option of 3% of the value of the contract at the end of the 5 years. The approximate total value of the contract is BEF 8,600,000 (approximately $239,000).

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

      Of accounts payable and accrued expenses in the amount of approximately $4,241,000 owing at June 30, 1997 ($1,057,181 at June 30, 1996), approximately
$1,315,000 represented amounts due to TeleMedia International, Inc. ("TMI") , the Company's largest creditor, for leased lines. The Company has proposed an extended payment plan to TMI which the Company believes has been favorably received and is expected to be formally accepted. In the United Kingdom, the Company is also utilizing a switch and certain other equipment owned by TMI. The switch and equipment was formerly leased from TMI by UTK, a company with which the Company shared a common director and which the Company believes has ceased operations. The Company has had discussions with TMI regarding purchase by the Company of the switch and equipment, although no formal arrangement has been reached.

Results of operations

Sales

      During the quarter ended June 30, 1997, the Company recorded net sales of $1,317,401, in comparison with net sales for the entire year ended March 31, 1997 of $1,743,377. The gross margin as a percentage of sales has increased from -4.4% to 25.5%, respectively, for such periods, reflecting more cost-effective network utilization due to higher volume of traffic. During the quarter period ended June 30, 1996, the Company recorded revenue of $25,243 relating to one customer that was using the first leased lines operated by the Company.

      The Company's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers. For the quarter ended June 30, 1997, the allocation between retail corporate customers and wholesale customers was approximately 42% and 58%, respectively, compared to 11% and 78%, respectively, for the year ended March 31, 1997. The shift in the allocation is primarily due to the fact that the Company's Swiss customer base has increased, as well as to the acquisition of Multicom whose customers are 100% retail. The Company's wholesale customers presently comprise international telecom carriers and national telecom companies, and the Company's retail customers presently comprise small and medium-sized companies located in Switzerland and Belgium. Management anticipates that the allocation between wholesale and retail customers will continue to shift in favor of retail customers consistent with the Company's goal of expanding its corporate retail customer base.

Cost of Sales

      Cost of sales was $981,514 for the quarter ended June 30, 1997, consisting of approximately $394,000 for carrier charges and the balance being attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic.

Selling and Technical Expenses

      Selling and technical expenses for the quarter ended June 30, 1997 were $648,816, compared to $197,554 for the quarter ended June 30 1996. The increase primarily results from increases in the number of selling and technical personnel and related travel and other expenses, increases in the number of customer installations, and network maintenance expenses.

General and Administrative Expenses

      General and administrative expenses for the quarter ended June 30, 1997 were $894,300, compared to $536,807 for the quarter ended June 30, 1996. The increase primarily results from increases in the number of management and administrative personnel and related travel, office and other expenses and increased depreciation expense resulting from the purchase of additional equipment.

Net Loss

      The Company's net loss for the quarter ended June 30, 1997 was $1,198,608, primarily resulting from the continuing effect of initial delays and cost overruns in setting up the Company's network and resulting lag in the realization of revenues. The net loss for the quarter ended June 30, 1996 was $781,334, reflecting the more limited nature of the Company's operations at that time with less overhead, personnel expenses, depreciation and other operating expenses.

FORWARD-LOOKING STATEMENTS

      Certain statements in this Report regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form SB-2, No. 333-8305, which was declared effective on September 6, 1996.

                          Part II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 -- Cooperation Agreement dated August 6, 1997 between Traffficom and UTG Hungary

        27   -- Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        UTG COMMUNICATIONS INTERNATIONAL, INC.



                        By: /s/ Fritz K. Wolff
                           -----------------------------------------------------
                           Fritz K. Wolff, President and Chief Executive Officer


                        By: /s/ Keith Rhea
                           -----------------------------------------------------
                           Keith Rhea, Chief Operating Officer

Date:  August 14, 1997