Form 10QSB
period 1997-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1997-11-19
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

         {x}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 1997

         { }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ______ to ________

                         Commission File Number 333-8305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    13-3895294
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Cattano Avenue, Morristown, New Jersey                 07960
 (Address of principal executive offices)               (Zip Code)

                                 (201) 644-3161
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or -for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At November 17, 1997, there were 13,291,000 shares of Common Stock, par value $.00001 per share, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                      INDEX

CONSOLIDATED BALANCE SHEETS (UNAUDITED)...................................... 1

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)............................ 2

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     (UNAUDITED)............................................................. 3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)............................ 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).................. 5 - 11

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           September 30,   March 31,
     ASSETS                                                    1997          1997
                                                           -----------   -----------
CURRENT ASSETS
    Cash and Cash Equivalents (Note 1c)                    $   252,274   $   388,198
    Restricted Cash                                             41,563            --
    Subscription Receivable (Note 2)                            75,000       670,000
    Accounts Receivable, Net of allowance for doubtful
     accounts at September 30, 1997 and March 31, 1997 of
     $142,637 and $75,925, respectively                      1,029,360       815,106
    Prepaid Expenses and Other Current Assets                  237,830       167,508
                                                           -----------   -----------
       Total Current Assets                                  1,636,027     2,040,812

Property and Equipment, at cost, Net of Accumulated
 Depreciation at September30, 1997 and March 31, 1997 of
 $782,389 and $401,898, respectively (Notes 1f & 3)          2,195,156     1,618,316

Organization Costs, at cost, Net of Accumulated
 Amortization at September 30, 1997 and March 31, 1997 of
 $10,225 and $6,795, respectively (Note 1d)                     34,267        27,286

Goodwill, at cost, Net of Accumulated Amortization of
 $3,397 (Note 1e)                                              271,777            --
Deferred Taxes (Notes 1k & 6)                                       --            --
Other Assets                                                    12,228        12,218
                                                           -----------   -----------
       TOTAL ASSETS                                        $ 4,149,455   $ 3,698,632
                                                           ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Bank Overdraft (Notes 1g)                              $   216,120   $   132,237
    Accounts Payable and Accrued Expenses (Note 7)           5,888,975     3,208,711
    Capital Lease Obligation, Current (Note 7)                 194,640        13,013
                                                           -----------   -----------
       Total Current Liabilities                             6,299,735     3,353,961

Capital Lease Obligation, Long-Term (Note 7)                   341,268        14,132
Commitments and Contingencies (Note 7)                              --            --
                                                           -----------   -----------
       TOTAL LIABILITIES                                     6,641,003     3,368,093
                                                           -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1,2,8 & 9)
    Common Stock - $0.00001 Par Value Authorized
     20,000,000 shares; 13,691,000 and 13,246,000
     Issued and Outstanding at September 30, 1997 and
     March 31, 1997, respectively                                  134           132
    Additional Paid-in Capital                               7,425,507     7,180,509
    Accumulated Deficit                                     (9,806,492)   (6,712,669)
    Cumulative Foreign Currency Translation Adjustment        (110,714)     (137,450)
    Minority Interest                                               17            17
                                                           -----------   -----------
       Total Stockholders' Equity (Deficit)                 (2,491,548)      330,539
                                                           -----------   -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                   $ 4,149,455   $ 3,698,632
                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                For The Quarter Ended     For The Six Months Ended
                                                    September 30,                September 30,
                                              -------------------------   -------------------------
                                                  1997          1996          1997         1996
                                              -----------   -----------   -----------   -----------
NET SALES                                     $ 1,521,888   $    68,319   $ 2,839,289   $    93,562

COST OF SALES                                   1,571,006       153,631     2,552,520       216,271
                                              -----------   -----------   -----------   -----------

GROSS PROFIT                                      (49,118)      (85,312)      286,769      (122,709)
                                              -----------   -----------   -----------   -----------

SELLING AND TECHNICAL EXPENSES
 Consulting Fees                                    6,930        68,726        28,269       181,391
 Technical Fees                                   392,813       304,382       912,705       351,077
 Sales Salaries                                   156,690        58,243       236,244        87,254
 Other Selling Expenses                            28,251        21,791        56,282        30,974
                                              -----------   -----------   -----------   -----------
   Total Selling and Technical Expenses           584,684       453,142     1,233,500       650,696
                                              -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS BEFORE GENERAL AND
 ADMINISTRATIVE EXPENSES                         (633,802)     (538,454)     (946,731)     (773,405)
                                              -----------   -----------   -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES
 Management and Consulting Fees                   283,173       208,574       463,513       305,160
 Salaries                                         209,092       106,074       411,463       262,633
 Depreciation and Amortization                    210,121       187,305       381,697       247,205
 Professional Fees                                 80,223        57,297       157,060       115,479
 Travel Expenses                                    8,215        23,525        34,148       116,663
 Employment Agency Fees                             1,196        45,406        14,683        67,743
 Bad Debt Expense                                  66,788            --        66,788            --
 Rent Expense                                      79,010        10,445       128,385        20,755
 Insurance Expense                                 20,899         4,820        29,653        18,881
 Association Fees                                     545        24,412           611        24,412
 Other Taxes                                          174        35,373           174        35,373
 Other Operating Expenses                         182,504        78,166       348,065       103,900
                                              -----------   -----------   -----------   -----------
   Total General and Administrative Expenses    1,141,940       781,397     2,036,240     1,318,204
                                              -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                           (1,775,742)   (1,319,851)   (2,982,971)   (2,091,609)

OTHER INCOME (EXPENSES)
 Interest Income                                      692         7,305           735        16,776
 Interest Expense                                 (29,480)      (49,904)      (42,982)      (69,357)
 Loss From Foreign Currency (Note 1h)             (12,799)      (94,988)      (33,339)      (94,582)
 Other Income                                     (77,028)           --       (35,266)           --
                                              -----------   -----------   -----------   -----------
   Total Other Income (Expenses)                 (118,615)   (137,587))      (110,852)     (147,163)
                                              -----------   -----------   -----------   -----------

NET LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                             (1,894,357)   (1,457,438)   (3,093,823)   (2,238,772)

INCOME TAXES (Notes 1k and 5)                          --            --            --            --
                                              -----------   -----------   -----------   -----------

NET LOSS BEFORE MINORITY INTEREST              (1,894,357)   (1,457,438)   (3,093,823)   (2,238,772)

MINORITY INTEREST                                      --            --            --            --
                                              -----------   -----------   -----------   -----------
NET LOSS                                      $(1,894,357)  $(1,457,438)  $(3,093,823)  $(2,238,772)
                                              ===========   ===========   ===========   ===========
LOSS PER COMMON SHARE (Note 1j)               $      (.14)  $      (.14)  $      (.23)  $      (.22)
                                              ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                         Common Stock       Additional                      Foreign                     Total
                                      ------------------     Paid-In      Accumulated       Currency    Minority    Stockholders'
                                      Shares      Amount     Capital        Deficit        Adjustment   Interest   Equity (Deficit)
                                      ------      ------    ----------    -----------      ----------   --------   ----------------

Balance at March 31, 1997          13,246,000      $132    $7,180,509    $(6,712,669)      $(137,450)      $17      $   330,539

Net Loss - For the Six Months
 Ended September 30, 1997                  --        --            --     (3,093,823)             --        --       (3,093,823)

Issuance of Common Stock              445,000         2       244,998             --              --        --          245,000

Cumulative Foreign Currency
 Translation Adjustment                    --        --            --             --          26,736        --           26,736
                                   ----------      ----    ----------    -----------       ---------       ---      -----------
Balance at September 30, 1997      13,691,000      $134    $7,425,507    $(9,806,492)      $(110,714)      $17      $(2,491,548)
                                   ==========      ====    ==========    ===========       =========       ===      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For The Six Months Ended
                                                                  September 30,
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                              $(3,093,823)   $(2,238,772)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities
    Depreciation and Amortization                             381,697        247,205
    Changes in Certain Assets and Liabilities:
    Increase in Restricted Cash                               (41,563)            --
       Increase in Accounts Receivable                       (214,254)       (62,972)
       Increase in Prepaid Expenses                           (70,322)      (157,045)
       Increase in Organization Costs                         (10,411)       (27,505)
       Increase in Other Assets                                   (10)       (19,127)
       Due To/From Related Party                                   --       (319,099)
       Increase in Bank Overdraft                              83,883             --
       Increase in Accounts Payable and Accrued Expenses    2,680,264      1,186,516
                                                          -----------    -----------
Total Cash Used by Operating Activities                      (284,539)    (1,390,799)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets, Net                            (957,331)    (2,063,590)
    Increase in Goodwill                                     (275,174)            --
                                                          -----------    -----------
Total Cash Used by Investing Activities                    (1,232,505)    (2,063,590)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Capital Lease Payable                         508,763             --
    Contribution to Capital                                   840,000      3,688,574
    Offering Costs                                                 --       (122,933)
    Minority Interest                                              --             17
                                                          -----------    -----------
Total Cash Provided By Financing Activities                 1,348,763      3,565,658
                                                          -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                32,357         36,633
                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (135,924)       147,902

CASH AND CASH EQUIVALENTS - BEGINNING                         388,198             --
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                        $   252,274    $   147,902
                                                          ===========    ===========

CASH PAID DURING THE PERIOD FOR:
    Interest Expense                                      $        --    $    19,944
                                                          ===========    ===========
    Income Taxes                                          $        --    $        --
                                                          ===========    ===========

NON-CASH FINANCING ACTIVITIES:

      The Company issued common stock in exchange for stock subscription agreements as of September 30, 1997. The receivable on the agreements totalled $75,000 for 150,000 shares.

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

            The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its majority-owned and/or controlled subsidiaries:

                  1) UTG Communications Holding AG, ("UTG Holding"), incorporated under the laws of Switzerland on February 29, 1996 (owned 99.9% by the Company);

                  2) UTG Communications (Europe) AG, ("UTG Europe"), incorporated under the laws of Switzerland on March 28, 1996 (owned 100% by UTG Holding);

                  3) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTG Holding);

                  4) Multicom N.V., ("Multicom"), incorporated under the laws of Belgium on April 2, 1997 (owned 100% by UTG Belgium). See also Note 8;

                  5) United Telecom GMBH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTG Holding);

                  6) UTG Communications (Network), Ltd., ("UTG NET") incorporated under the laws of the United Kingdom on October 22, 1996 (owned 100% by UTG Holding);

                  7) Tibesta Corporation N.V., ("Tibesta"), incorporated under the laws of Curacao on December 24, 1996, (owned 49% by UTG Holding) See also Note 8; and

                  8) Metatel Telemarketing B.V., ("Metatel"), incorporated under the laws of Amsterdam on February 5, 1979, (owned 100% by Tibesta) See also Note 8.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

      j)    Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 13,300,000. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

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

NOTE 2 - SUBSCRIPTION RECEIVABLE

            On September 30, 1997, the Company entered into subscription agreements to sell 400,000 shares of its common stock to certain investors for an aggregate price of $200,000. As of September 30, 1997, $125,000 was received relating to the agreements. (See also
            Note 10).

NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows at September 30, 1997:

                  Telecommunications Equipment               $ 2,581,946
                  Computer Equipment & Software                  278,157
                  Furniture and Fixtures                         117,442
                                                            ------------
                                                               2,977,545
                  Less: Accumulated Depreciation            (    782,389)
                                                            ------------
                                                             $ 2,195,156
                                                            ============

      Depreciation expense for the six months ended September 30, 1997 was $367,607.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 4 - MINORITY INTEREST

            Minority interest represents the following:

      a) Less than a 1% share of the common equity of the Company's subsidiary UTG Holding.

      b) A 51% share of UTG Holding's subsidiary Tibesta and its 100% owned subsidiary Metatel (inactive companies).

NOTE 5 - FOREIGN OPERATIONS

            As described in Note 1b, substantially all of The Company's operations take place throughout Europe and Canada and the majority of its identifiable assets are located in Switzerland and the United Kingdom.

NOTE 6 - INCOME TAXES

            The components of the provision for income taxes is as follows:

            Current Tax Expense
               U.S. Federal                                     $       --
               State and Local                                          --
                                                                ----------
            Total Current                                               --
                                                                ----------
            Deferred Tax Expense
               U.S. Federal                                     $       --
               State and Local                                          --
                                                                ----------
            Total Deferred                                              --
                                                                ----------
            Total Tax Provision from Continuing
             Operations                                         $       --
                                                                ==========

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                             (     34.0)%
            Deferred Tax Charge (Credit)                                --
            Effect on Valuation Allowance                             34.0%
            State Income Tax, Net of Federal Benefit                    --
                                                                ----------
            Effective Income Tax Rate                                  0.0%
                                                                ==========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 6 - INCOME TAXES (Continued)

            At September 30, 1997, the Company had net carryforward losses of approximately $1,051,900. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 1997 are as follows:

            Deferred Tax Assets
            Loss Carryforwards                               $ 1,051,900

            Less: Valuation Allowance                         (1,051,900)
                                                             -----------
            Net Deferred Tax Assets                          $        --
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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

           a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:
                                                     Operating      Capital
                                                      Leases         Leases
                                                   ------------    -----------
              1998                                 $     45,232    $   258,076
              1999                                       45,232        238,308
              2000                                       30,216         67,785
              2001                                        7,698         67,785
              2002                                           --         45,069
              2003 and thereafter                            --             --
                                                   ------------    -----------
                 Total Minimum Lease Payments      $     78,840        677,023
                                                   ============
              Less: Amounts Representing Interest                  (   141,115)
                                                                   -----------

              Present Value of Future Minimum
               Lease Payments                                          535,908

              Less: Current Maturities                             (   194,640)
                                                                   -----------
                     Total                                         $   341,268
                                                                   ===========

            Rent expense under operating leases for the six months ended September 30, 1997 was $128,385.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

            b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $50,000 and accordingly has established a reserve included in accounts payable and accrued expenses.

NOTE 8 - ACQUISITIONS

            a) During February 1997, UTG Holding entered into an agreement to purchase 49% of Tibesta Corporation N.V. ("Tibesta"), a Curacao incorporated company. Tibesta is the 100% parent of Metatel Telemarketing B.V., ("Metatel"), an Amsterdam incorporated company. The purchase price for the Company's 49% interest in Tibesta was $10,551 of which $2,940 represents their 49% ownership of Metatel. The agreement was consummated by UTG Holding on April 9, 1997.

                  On June 9, 1997, Metatel, a company wholly owned by Tibesta, entered into an agreement to form UTG Communications France S.A. ("UTG France"), a 94% owned company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by the Company. The Company was incorporated on July 22, 1997 under the laws of France. As of September 30, 1997, these subsidiaries are no longer active and the Company has expensed their investments. These subsidiaries will be dissolved by year end.

            b) On April 2, 1997 UTG Belgium acquired a 100% interest in Multicom NV ("Multicom"), an existing telecommunications company operating in the areas of direct dial and indirect dial. Per the purchase agreement, the purchase price of 11,101,043 BEF or approximately $317,000 was based upon a due diligence report from KPMG Bedrijfsrevisoren. As of June 30, 1997, the entire purchase price was paid.

NOTE 9 - STOCK OPTIONS

            In connection with the subscription agreement dated January 15, 1997, the Company granted IIC an option to purchase up to an additional 1,200,000 shares of common stock at $2.00 per share for a two year period commencing on the completion of the purchase of the full 2,000,000 shares subscribed for.

            On March 25, 1997, the Company granted nonqualified stock options to purchase up to 100,000, 100,000 and 300,000 shares, respectively, to each of Ron Kuzon, David Schlecht and Fritz Wolff. The options are exercisable at $1.00 per share, vest in equal installments on the first, second and third anniversaries of the date of grant, and expire five years from the date of grant. As Fritz Wolff resigned from all functions with regard to the company, and David Schlecht has resigned his position as Chief Executive Officer, before the first anniversary of the above-mentioned grant, none of the 400,000 options have vested to them.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 9 - STOCK OPTIONS (continued)

            In connection will the subscription agreement dated September 30, 1997 (see Note 2), the Company granted the subscribers warrants to purchase up to an additional 200,000 shares of common stock at $0.60 per share for a three year period commencing on the date of original issuance.

NOTE 10 - SUBSEQUENT EVENTS

            The Company subsequently received the $75,000 subscription receivable during October 1997. (See Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended September 30, 1997. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. Although comparison is made to the corresponding period of the prior fiscal year, the Company's activities during that period were primarily focused on establishing its European communications network and only minimal revenue was generated during that period. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

      The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. The Company has received an aggregate of approximately $6,600,000 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

      The Company's revenue to date has been generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise small and medium-sized companies located in Switzerland, Belgium, United Kingdom and the Netherlands. The Company recently entered the residential market in the Netherlands and Italy. As previously reported, the Company has been granted an International Simple Resale ("ISR") license from the United Kingdom Secretary of State for Trade of Industry. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL would permit the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. At the time of the report, the processing of the IFL license application was still in the works.

      While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, the Company consummated the purchase of Multicom NV ("Multicom"), a leading long distance reseller headquartered in Antwerp, Belgium with a base of more than 280 direct dial customers. The purchase price for Multicom was 11,101,043 Belgium Francs (approximately $317,000). See Part II Item 1. Legal Proceedings. In April 1997, the Company purchased a 49% interest in Tibesta Corporation N.V. ("Tibesta"), a company seeking to offer, through a 99.6% indirectly owned subsidiary, UTG Communications France S.A., dedicated line and direct dial services as well as calling card services in France. To date, the Company has provided approximately $75,000 in funds in connection with the capitalization of Tibesta and its subsidiaries. Due to a change in the French telecommunications market (France Telecom has introduced considerable tariff cuts in France), the Company's management has decided not to continue efforts to enter the French market. (See Notes 7 and 8 of Notes to Consolidated Financial Statements.)

      In Germany, the Company is currently supporting an international calling card project for a large bank and insurance company. In its efforts to focus on profitable markets the company is reviewing this project to determine whether future investment or divestment is appropriate.

In Hungary, UTG Magyar Kommunikacios Kft ("UTG Hungary") was organized by Mr. Fritz Wolff, the Company's former Chief Executive Officer. Ownership of UTG Hungary was registered in the name of Mr. Wolff, who had represented to the Company that such ownership was for the benefit of the Company. On August 28, 1997, Mr. Wolff signed a sales agreement pursuant to which he was to transfer ownership to UTG Holding. After Mr. Wolff's departure from the Company he has not effected the registration of transfer of such ownership. The Company is in discussions with Mr. Wolff regarding the same. At the time of filing the Company is considering disassociating itself with UTG Hungary and charging its investment of approximately $5,600 as well as a receivable of approximately $8,900 to Mr. F. Wolff.

      There can be no assurance that the Company's efforts in any of the foregoing countries will result in successful commercial operations. The Company's goal is to focus on its current operations and, under the new management, to streamline costs and to target optimal network capacity utilization. The Company will carefully evaluate expansion of its operations into other European countries as and when business, market and regulatory conditions permit.

Financial Condition

      At September 30, 1997, the Company had a working capital deficit of $5,004,977, and an accumulated deficit of $9,806,492, as compared to a working capital deficit and accumulated deficit of $1,313,149 and $6,712,669, respectively, at March 31, 1997.

      Effective September 30, 1997, the Company's bank overdraft facility with Credit Suisse in Switzerland of CHF 300,000 (approximately $205,000) was repaid. The outstanding balance at that date was CHF 185,484 (approx. $128,000). The Company's overdraft position with the Union Bank of Switzerland has a balance outstanding of CHF 92,706 (approx. $63,900), including accrued interest. The balance bears interest of 7% per annum plus a commission on highest outstanding balance of 1/4%.

      Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 400,000 shares of common stock at a price of $0.50 per share and, for no additional consideration, warrants to purchase an additional 200,000 shares of Common Stock at a price of $0.60 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997.

      The Company believes that its network has adequate switching capacity to serve projected volume of traffic through 1998. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to the switch in London for routing. Both of the first options do not require the calls to transit via the Company's switch. The selected path is based on the least cost. This provides a large amount of flexibility to the Company, and to ensure the quality of the connections and lowest cost. With this distributive architecture the capacity of UTG's main switch is not a limiting factor with regard to expansion. Although the Company presently has no commitments to acquire a new switch, the Company may be required to do so by the end of fiscal 1998.

      Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital requirements beyond the next few months. On November 3, 1997, the Company signed a preliminary letter agreement with an entity to act as exclusive placement agent in connection with a proposed equity financing. The financing is subject to a number of conditions, including a contemplated restructuring of the Company's outstanding capital. The placement agent has no obligation to complete the financing. The agreement provides penalties (in the form of a $50,000 cash or 250,000 share payment) in the event the contemplated financing does not occur because the Company fails to effect the restructuring or otherwise fails to comply with the agreement. There can be no assurance that the contemplated private placement will occur or that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain sufficient financing in the immediate future, the Company will be required to scale back operations and may be required to cease operations.

      Of accounts payable and accrued expenses in the amount of approximately $5,889,000 owing at September 30, 1997 ($1,186,516 at September 30, 1996),
approximately $1,107,000 represented amounts due to TeleMedia International, Inc. ("TMI"), the Company's largest creditor, for leased lines. An agreement was signed on September 15, 1997, to pay off the balance then owing (approximately $1,130,000) in 12 equal monthly installments commencing September 30, 1997. As part of the agreement, the Company has committed to pay 24 monthly installments of approximately $14,500 in the form of a lease for equipment that the Company has been using in London. The equipment was formerly utilized by a company that was owned by one of UTG's former directors. The lease payments include imputed interest of 11% per annum. The net present value of the installments over 24 months is approximately $310,000.

Results of operations

Sales

      During the quarter ended September 30, 1997, the Company recorded net sales of $1,521,888, in comparison with net sales for the entire year ended March 31, 1997 of $1,743,377. During the quarter ended September 30, 1996, the Company recorded net sales of $68,319. Sales in the six months ending September 30, 1997 were $2,839,289 compared to $93,562 in the equivalent period in 1996. The increase reflects the fact that operations had not fully begun before November 1996. The reduction in the gross margin as compared to the quarter ending June 30, 1997 is due principally to the fact that the Company had underaccrued in the prior period for uninvoiced bandwidth costs from TMI. The latter had not invoiced the Company since May 1997, and the backlog of charges were settled and invoiced at the end of September, resulting in an uneven attribution of the cost of sales. The gross margin for the six months ended September 30, 1997 ($286,769) increased as compared to the same period in 1996 (negative $122,709) reflecting the fact that the Company's volume of operations has increased and is covering the fixed costs of leased lines included in cost of sales with its revenues from operations.

      The Company's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers. For the quarter ended September 30, 1997, the allocation between retail corporate customers and wholesale customers was approximately 51% and 49%, respectively, compared to 11% and 78%, respectively, for the year ended March 31, 1997. The shift in the allocation is primarily due to the fact that the Company's Swiss customer base is steadily increasing, as well as the acquisition of Multicom whose customers are 100% retail. The Company's wholesale customers presently comprise international telecom carriers and national telecom companies, and the Company's retail customers presently comprise small and medium-sized companies located in Switzerland and Belgium. Management anticipates that the allocation between wholesale and retail customers will continue to shift in favor of retail customers consistent with the Company's goal of expanding its corporate retail customer base.

Cost of Sales

      Cost of sales was $1,571,006 for the quarter ended September 30, 1997, as compared to $153,631 for the equivalent period in 1996, consisting of approximately $1,174,000 for carrier charges and the balance being attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. Carrier charges are exceptionally high this quarter because the Company has made additional accruals of approximately $280,000 for traffic from a carrier that has not billed the Company since it first began to use its services beginning of 1997. This carrier has been experiencing billing problems and has informed the Company that staggered payment terms will be offered once the traffic is invoiced. The remainder of the increase in carrier costs is in proportion to the increase in the volume of traffic for the period. Cost of sales was $2,552,520 for the six months ended September 30, 1997 as compared to $216,271 for the equivalent period in 1996. The increase is due again to the fact that operations had not fully begun in the latter period. Cost of sales remains high in proportion to revenues because it includes relatively high fixed costs related to leased lines ($647,196 for the six-month period ended September 30, 1997) that are incurred regardless of the amount of traffic carried. As the Company increases its operations these fixed costs will become proportionately smaller.

Selling and Technical Expenses

      Selling and technical expenses for the quarter ended September 30, 1997 were $584,684, compared to $648,816 for the previous quarter and $453,142 for the quarter ended September 30 1996. The increase over the September 30, 1996 quarter year results primarily from increases in the number of selling and technical personnel and related travel and other expenses, increases in the number of customer installations, and network maintenance expenses. The decrease over the previous quarter is a result of the restructuring process the Company is undergoing, in which cost cutting measures have been carried out to limit expenses. These expenses for the six month period ended September 30, 1997 were $1,233,500 as compared to $650,696 for the equivalent period in 1996.

General and Administrative Expenses

      General and administrative expenses for the quarter ended September 30, 1997 were $1,141,940, compared to $781,397 for the quarter ended September 30, 1996 and $2,036,240 for the six months ended September 30, 1997, compared to $1,318,204 for the equivalent period in 1996. The increase primarily results from increases in the number of management and administrative personnel and related office and other expenses and increased depreciation expense resulting from the purchase of additional equipment. Consulting fees were particularly high for the quarter, relating to the engaging of outside financial consultants to construct a business and operations plan for the ongoing activities of the Company.

Other expenses

      The Company incurred a loss of $71,944 related to the 49% investment and related expenses made in the subsidiary Metatel (see Note 8 in the financial statements). Metatel's subsidiary Tibesta invested FRF 750,000 (approximately $126,000), of which the Company invested 49%, in forming a company UTG Communications France SA, for the purpose of providing telecommunications services in France. Due to the increasing tightening of margins on such services in France, following an aggressive pricing policy by France Telecom, the Company decided to withdraw its expansion plans in that market. There has been a shareholder resolution, in principal, to dissolve UTG France, which is currently inactive, as well as to dispose of the subsidiaries Metatel and Tibesta. The Company has fully written off this investment.

Net Loss

      The Company's net loss for the quarter ended September 30, 1997 was $1,894,357 primarily resulting from the continuing effect of initial delays and cost overruns in setting up the Company's network and resulting lag in the realization of revenues. The net loss for the quarter ended September 30, 1996 was $1,457,438, reflecting the more limited nature of the Company's operations at that time with less overhead, personnel expenses, depreciation and other operating expenses.

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

                          Part II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings

      On August 22, 1997, Discont-o-fon, a company which provided Multicom with bandwidth prior to the Company's acquisition of Multicom, filed a claim with the main court in Brussels, Belgium, to collect BEF 8,409,393 (approximately $233,500) claimed to be owing for traffic services provided to Multicom. The claim also seeks to prevent Multicom from transferring its clients to the Company's network. On August 23, 1997, Multicom filed a suit in the same court against this provider seeking BEF 9,000,000 (approximately $250,000) for loss of customers due to poor quality of service. On August 27, 1997, two bank accounts of Multicom's were frozen for a total of BEF 1,510,198 ($41,563). On October 5, 1997, a judgment on both cases was issued restraining Multicom from transferring any more clients from the Discont-o-fon network to the Company's network. On October 21, 1997, Multicom appealed to a higher court. A final decision is pending. The accounts remain frozen pending the appeal. The amount claimed by the supplier is fully accrued as part of accounts payable.

      On October 20, 1997, Cermusoni & Wyder placed a claim via court in Zug, Switzerland against UTG Europe. The claim is in respect of unpaid invoices in the amount of CHF 39,656 (approximately $27,400) plus interest since April 1997. The Company has informed the court that it desires the claim to be processed by the court. The amount claimed, without interest, has been fully accrued as part of accounts payable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 400,000 shares of common stock at a price of $0.50 per share and, for no additional consideration, warrants to purchase an additional 200,000 shares of Common Stock at a price of $0.60 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997.

      The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

      On October 6, 1997, Fritz K. Wolff resigned as Chief Executive Officer and Chairman of the Board of the Company. Ronald Kuzon, who has been Treasurer of the Company since its inception, was elected to replace Mr. Wolff on a temporary basis. Mr. Wolff also resigned as Director of UTG Network, UTG Belgium and Multicom, and has been replaced in these positions by Mr. Keith Rhea. The Company is in the process of streamlining the administrative structure of its subsidiaries to consolidate its decision-making under the control of the Company's Board of Directors and to improve administrative efficiencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1  Consulting agreement between the Company and Telepath, Ltd.

            27 -- Financial Data Schedule

      (b)   Reports on Form 8-K

      No reports on form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UTG COMMUNICATIONS INTERNATIONAL, INC.


                                    By: /s/ Ronald Kuzon
                                       ----------------------------------------
                                       Ronald Kuzon, Chief Executive Officer


                                    By: /s/ Keith Rhea
                                       ----------------------------------------
                                       Keith Rhea, Chief Operating Officer

Date: November 19, 1997