Form 10QSB
period 1997-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1998-02-23
CIK 1018402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended December 31, 1997

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ______ to ________

                        Commission File Number 333-08305

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or -for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         At January 31, 1998, there were 13,691,000 shares of Common Stock, par value $.00001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

                    UTG COMMUNICATIONS INTERNATIONAL, INC.

                                     INDEX

Part I
Item 1.  Financial Statements

         CONSOLIDATED BALANCE SHEETS (UNAUDITED).........................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)...............................5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         (UNAUDITED).....................................................................7

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).............................. 8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).................... 9 - 19

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................15

PART II  OTHER INFORMATION

Item 1   Legal Proceedings..............................................................20
Item 2   Changes in Securities..........................................................20
Item 3   Defaults upon Senior Securities................................................20
Item 4   Submission of Matters to a Vote of Security-Holders............................20
Item 5   Other Information..............................................................20
Item 6   Exhibits and Reports on Form 8-K...............................................21

Signatures .............................................................................22

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           December 31,   March 31,
     ASSETS                                                    1997          1997
                                                           -----------   -----------
CURRENT ASSETS
    Cash and Cash Equivalents (Note 1c)                    $   287,086   $   388,198
    Restricted Cash                                             73,748            --
    Subscription Receivable (Note 2)                                 0       670,000
    Accounts Receivable, Net of allowance for doubtful
     accounts at December 31, 1997 and March 31, 1997 of
     $144,263 and $75,925, respectively                      1,062,417       815,106
    Other receivables                                          250,833            --
    Prepaid Expenses and Other Current Assets                  164,504       167,508
                                                           -----------   -----------
       Total Current Assets                                  1,838,588     2,040,812

Property and Equipment, at cost, Net of Accumulated
 Depreciation at December 31, 1997 and March 31, 1997 of
 $973,530 and $401,898, respectively (Notes 1f & 3)          2,484,525     1,618,316

Organization Costs, at cost, Net of Accumulated
 Amortization at December 31, 1997 and March 31, 1997 of
 $4,513 and $6,795, respectively (Note 1d)                      21,317        27,286

Goodwill, at cost, Net of Accumulated Amortization of
 $5,071 (Note 1e)                                            1,241,768            --
Deferred Taxes (Notes 1k & 6)                                       --            --
Other Assets                                                    30,473        12,218
                                                           -----------   -----------
       TOTAL ASSETS                                        $ 5,616,671   $ 3,698,632
                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (CONTINUED)

                                                           December 31,   March 31,
                                                               1997          1997
                                                           -----------   -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank Overdraft (Notes 1g)                              $        --   $   132,237
    Accounts Payable and Accrued Expenses (Note 7)           1,213,184     3,208,711
    Capital Lease Obligation, Current (Note 7)                  86,223        13,013
                                                           -----------   -----------
       Total Current Liabilities                             1,299,407     3,353,961
                                                           -----------   -----------

Capital Lease Obligation, Long-Term (Note 7)                   448,343        14,132
Commitments and Contingencies (Note 7)                              --            --
                                                           -----------   -----------
       TOTAL LIABILITIES                                     1,747,750     3,368,093
                                                           -----------   -----------

STOCKHOLDERS' EQUITY (Notes 1,2,8 & 9)
    Common Stock - $0.00001 Par Value Authorized
     20,000,000 shares; 13,691,000 and 13,246,000
     Issued and Outstanding at December 31, 1997 and
     March 31, 1997, respectively                                  134           132
    Additional Paid-in Capital                               7,425,507     7,180,509
    Accumulated Deficit                                     (4,055,603)   (6,712,669)
    Cumulative Foreign Currency Translation Adjustment         498,833      (137,450)
    Minority Interest                                               --            17
                                                           -----------   -----------
       Total Stockholders' Equity                            3,868,921       330,539
                                                           -----------   -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                             $ 5,616,671   $ 3,698,632
                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For The Quarter Ended       For The Nine Months Ended
                                                    December 31,                December 31,
                                              -------------------------   -------------------------
                                                  1997          1996          1997         1996
                                              -----------   -----------   -----------   -----------
NET SALES                                     $ 1,425,649   $   245,727   $ 4,264,938   $   339,289
COST OF SALES                                   1,413,259       432,671     3,965,779       648,942
                                              -----------   -----------   -----------   -----------
GROSS PROFIT                                       12,390      (186,944)      299,159      (309,653)
                                              -----------   -----------   -----------   -----------
SELLING AND TECHNICAL EXPENSES
 Consulting Fees                                      225       153,672        28,494       335,063
 Technical Fees                                   297,158       447,822     1,209,863       798,899
 Sales Salaries                                   108,647       134,007       344,891       221,261
 Other Selling Expenses                            21,864        45,250        78,146        76,224
                                              -----------   -----------   -----------   -----------
   Total Selling and Technical Expenses           427,894       780,751     1,661,394     1,431,447
                                              -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS BEFORE GENERAL AND
 ADMINISTRATIVE EXPENSES                         (415,504)     (967,695)   (1,362,235)   (1,741,100)
                                              -----------   -----------   -----------   -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Management and Consulting Fees                   111,440       118,057       574,953       423,217
 Salaries                                         187,305       238,616       598,768       501,249
 Depreciation and Amortization                    237,667       250,613       619,364       497,818
 Professional Fees                                105,475        91,481       262,535       206,960
 Travel Expenses                                   14,154        23,915        48,302       140,578
 Employment Agency Fees                               117        16,248        14,800        83,991
 Bad Debt Expense                                  75,715            --       142,503            --
 Rent Expense                                      36,877        47,045       165,262        67,800
 Insurance Expense                                 10,036          (222)       39,689        18,659
 Association Fees                                       5            13           616        24,425
 Other Taxes                                          217       (17,114)          391        18,259
 Other Operating Expenses                          42,374       107,064       390,439       210,964
                                              -----------   -----------   -----------   -----------
   Total General and Administrative Expenses      821,382       875,716     2,857,622     2,193,920
                                              -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                           (1,236,886)   (1,843,411)   (4,219,857)   (3,935,020)


The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (CONTINUED)

                                              For The Quarter Ended       For The Nine Months Ended
                                                    December 31,                December 31,
                                              -------------------------   -------------------------
                                                  1997          1996          1997         1996
                                              -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSES)
 Interest Income                                       27         9,631           762        26,406
 Gain on Sale of Fixed Assets                     980,908            --     1,017,586            --
 Gain on Sale of Subsidiaries                   2,265,144            --     2,265,144            --
 Interest Expense                                 (38,785)       43,982       (81,767)      (25,375)

 Loss From Foreign Currency (Note 1h)             (46,645)       40,413       (79,984)      (54,168)
 Other Income                                     (14,957)           --       (86,901)           --
                                              -----------   -----------   -----------   -----------
   Total Other Income (Expenses)                3,145,692        94,026     3,034,840       (53,137)
                                              -----------   -----------   -----------   -----------

NET GAIN/(LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                              1,908,806    (1,749,385)   (1,185,017)   (3,988,157)

INCOME TAXES (Notes 1k and 6)                          --            --            --           --
                                              -----------   -----------   -----------   -----------

NET GAIN/(LOSS) BEFORE MINORITY INTEREST        1,908,806    (1,749,385)   (1,185,017)   (3,988,157)

MINORITY INTEREST                                      --            --            --            --
                                              -----------   -----------   -----------   -----------
NET GAIN/(LOSS)                               $ 1,908,806  $ (1,749,385)  $(1,185,017)  $(3,988,157)
                                              ===========   ===========   ===========   ===========
GAIN/(LOSS) PER COMMON SHARE (Note 1j)        $       .14   $      (.17)  $      (.09)  $     (.39)
                                              ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

            UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                         Common Stock       Additional                      Foreign                     Total
                                      ------------------     Paid-In      Accumulated       Currency    Minority    Stockholders'
                                      Shares      Amount     Capital        Deficit        Adjustment   Interest       Equity
                                      ------      ------    ----------    -----------      ----------   --------   ----------------
Balance at March 31, 1997          13,246,000      $132    $7,180,509    $(6,712,669)      $(137,450)     $ 17      $   330,539

Net Loss - For the Nine months
 Ended December 31, 1997                  --        --            --      (1,185,017)             --        --       (1,185,017)

Extraordinary item: sale                                                   3,842,083                                  3,842,083
of Subsidiaries

Issuance of Common Stock              445,000         2       244,998             --              --        --          245,000

Cancellation of minority interest                                                                          (17)             (17)

Cumulative Foreign Currency
 Translation Adjustment                    --        --            --             --         636,333        --          636,333
                                   ----------      ----    ----------    -----------       ---------       ---      -----------
Balance at December 31, 1997       13,691,000      $134    $7,425,507    $(4,055,603)       $498,883       $--      $ 3,868,921
                                   ==========      ====    ==========    ===========       =========       ===      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          For The Nine months Ended
                                                                  December 31,
                                                          --------------------------
                                                              1997           1996

                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                              $(1,185,017)   $(3,988,157)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities
    Depreciation and Amortization                             619,364        497,818
    Changes in Certain Assets and Liabilities:
       Increase in Restricted Cash                            (73,748)            --
       Increase in Accounts Receivable                       (247,311)      (224,564)
       Increase in Other Receivables                         (250,833)            --
       Increase in Prepaid Expenses                             3,004       (122,694)
       Increase in Organization Costs                           5,969        (32,580)
       Increase in Other Assets                               (18,255)       (19,994)
       Increase in Due From Affiliate                              --       (500,061)
       Due To/From Related Party                                   --             --
       Increase (Decrease) in Bank Overdraft                 (132,237)       319,300
       Inc./(Dec.) Accounts Payable and Accrued Expenses   (1,995,527)     2,220,345
                                                          -----------    -----------
Total Cash Used by Operating Activities                    (3,274,591)    (1,850,587)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING / (DIVESTING) ACTIVITIES:
    Purchase of Fixed Assets, Net                            (866,209)    (2,387,819)
    Sale of Subsidiaries                                    3,195,829             --
    Increase in Goodwill                                   (1,241,768)            --
                                                          -----------    -----------
Total Cash Used by Investing / (Divesting) Activities       1,087,852     (2,387,819)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Notes Payable                                      --        149,620
    Increase in Capital Lease Payable                         507,421             --
    Contribution to Capital                                   915,000      4,420,181
    Offering Costs                                                 --       (122,933)
    Minority Interest                                              --             17
                                                          -----------    -----------
Total Cash Provided By Financing Activities                 1,422,421      4,446,885
                                                          -----------    -----------
EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                               663,206       (208,479)
                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (101,112)            --

CASH AND CASH EQUIVALENTS - BEGINNING                         388,198             --
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                        $   287,086    $        --
                                                          ===========    ===========
CASH PAID DURING THE PERIOD FOR:
    Interest Expense                                      $        --    $        --
                                                          ===========    ===========
    Income Taxes                                          $        --    $        --
                                                          ===========    ===========
NON-CASH FINANCING ACTIVITIES:
    None.

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

            The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its majority-owned and/or controlled subsidiaries at December 31, 1997:

                  1) UTG Telecom AG, ("UTG Holding"), formerly UTG Communications Holding AG, incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

                  2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTG Holding);

                  3) Multicom N.V., ("Multicom"), incorporated under the laws of Belgium on April 2, 1997 (owned 100% by UTG Belgium). See also Note 8;

                  4) United Telecom GMBH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTG Holding);

            All other subsidiaries of the Company have been sold to third parties at fair market value and the consolidated financial statements of the Company have been adjusted accordingly. (See also
            Note 8.)

            All significant intercompany accounts and transactions have been eliminated in consolidation.

            See also Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding organizational changes of the Company.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

      g)    Bank Overdraft

            The Company maintains overdraft facilities at certain banks. Such overdraft positions are included in current liabilities.

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

      j)    Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 13,468,550. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

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

NOTE 2 - SUBSCRIPTION RECEIVABLE
            None. (See also Note 10).

NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows at December 31,
            1997:
                  Telecommunications Equipment               $ 3,193,813
                  Computer Equipment & Software                  207,786
                  Furniture and Fixtures                          56,457
                                                            ------------
                                                               3,458,056
                  Less: Accumulated Depreciation            (    973,531)
                                                            ------------
                                                             $ 2,484,525
                                                            ============

  Depreciation expense for the nine months ended December 31, 1997 was $611,282.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 4 - MINORITY INTEREST

         At December 31, 1997 there are no longer any minority interests in the Company or any of its subsidiaries.

NOTE 5 - FOREIGN OPERATIONS

            As described in Note 1b, substantially all of The Company's operations take place throughout Europe and Canada and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.

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
                                                                ==========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 6 - INCOME TAXES (Continued)

            At December 31, 1997, the Company had net carryforward losses of approximately $1,051,900. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows:

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

           a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:
                                                     Operating      Capital
                                                      Leases         Leases
                                                   ------------    -----------
              1998                                 $         --    $   170,317
              1999                                           --        170,317
              2000                                           --        170,317
              2001                                           --        170,317
              2002                                           --        101,527
              2003 and thereafter                            --             --
                                                   ------------    -----------
                 Total Minimum Lease Payments      $         --        782,795
                                                   ============

              Less: Amounts Representing Interest                  (   151,139)
                                                                   -----------
              Present Value of Future Minimum
               Lease Payments                                          634,656
              Less: Current Maturities                             (   548,433)
                                                                   -----------
                     Total                                         $   341,268
                                                                   ===========

         Rent expense under operating leases for the nine months ended December 31, 1997 was $128,385.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

NOTE 8 - ACQUISITIONS AND DISPOSITIONS

            a) During the quarter ended December 31, 1997, the Company sold at fair market value certain of its subsidiaries which were no longer material to the operation of the Company's business.

            b) On April 2, 1997 UTG Belgium acquired a 100% interest in Multicom NV ("Multicom"), an existing telecommunications company operating in the areas of direct dial and indirect dial.

NOTE 9 - STOCK OPTIONS

            In connection with the subscription agreement dated January 15, 1997, the Company granted an option to purchase up to an additional 1,200,000 shares of common stock at $2.00 per share for a two year period commencing on the completion of the purchase of the full 2,000,000 shares subscribed for.

            On March 25, 1997, the Company granted nonqualified stock options to purchase an aggregate of 500,000 shares to certain of the Company's officers. As such individuals have ceased to serve the Company in their respective executive capacity before the first anniversary of the above-mentioned grant, none of such options vested.

NOTE 10 - SUBSEQUENT EVENTS

            The Company has signed a subscription agreement for the sale of 250,000 shares of Common Stock at a purchase price of $2.00 per share, such amount reflecting a thirteen-for-one reverse stock split of the Company's Common Stock to be effected as a closing condition immediately prior to the issuance and sale of such stock. In addition, for each share of Common Stock purchased, the subscriber will also receive three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement the Company has the right, subject to certain conditions, to request the Subscriber to purchase an additional 500,000 shares of Common Stock (reflecting adjustment for the contemplated post-reverse split) upon the same terms and purchase price of the initial purchase. The Company expects to close the foregoing transaction during the first calendar quarter 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended December 31, 1997. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. Although comparison is made to the corresponding period of the prior fiscal year, the Company's activities during that period were primarily focused on establishing its European communications network and only minimal revenue was generated during that period. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. The Company has received an aggregate of approximately $7,425,500 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue to date has been generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise small and medium-sized companies located in Switzerland, Belgium, United Kingdom and the Netherlands. The Company recently entered the residential market in the Netherlands and Italy. As previously reported, the Company has been granted an International Simple Resale ("ISR") license from the United Kingdom Secretary of State for Trade of Industry. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL would permit the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. As of the quarter ended December 31, 1997, the processing of the IFL license application was still under consideration and has not yet been granted.

While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, the Company consummated the purchase of Multicom NV ("Multicom"), a leading long distance reseller headquartered in Antwerp, Belgium with a base at such time of more than 280 direct dial customers. During the quarter ended December 31, 1997, the Company sold at fair market value several of its non-material subsidiaries so as to dispose of non-performing assets, and to concentrate Company efforts and resources on further development of market share in the areas of its established operations. (See Notes 7 and 8 of Notes to Consolidated Financial Statements.)

During the quarter ended December 31, 1997, in order to permit full business operations under Swiss law, UTG Communications Holding AG ("Holding") was renamed UTG Telecom AG ("Telecom").

Following the regulatory opening of the Swiss and European Telecommunications markets on January 1, 1998, it is no longer necessary to route all outgoing calls via London. Applicable telecommunications regulations now permit interconnection with all European countries. This revision is expected to save the Company a considerable amount of fixed overhead costs, and management believes that this development is likely to facilitate economical self-sustaining operations for the Company within a shorter period of time than originally contemplated.

In Germany, the Company has undertaken the development of an international calling card project for a large bank and insurance company. In its efforts to focus on profitable markets the company is reviewing this project to determine whether future investment or divestment is appropriate.

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

Financial Condition

At December 31, 1997, the Company had a positive working capital of $90,838, and an accumulated deficit of $4'055'603, as compared to a working capital deficit and accumulated deficit of $1,313,149 and $6,712,669, respectively, at March 31, 1997. This improvement in the financial position was achieved by the sale of five subsidiaries.

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

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through 1998. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to the switch in London for routing. The selected path is based on the least cost. This provides a large amount of flexibility to the Company, and to ensure the quality of the connections and lowest cost. With this distributive architecture the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility, and it intends to do so during the course of 1998.

Based upon the Company's plan of operation, the Company estimates that its existing resources, together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements, however, there can be no assurance in that regard. During the quarter ended December 31, 1997, the Company entered into an agreement for proposed equity financing. Such financing did not materialize and the Company has taken the position that it owes no obligations with respect to fees and/or penalties under the contract governing such proposed financing due to material non-performance by the other parties thereto.

Accounts payable and accrued expenses amounted to approximately $1,213,000 at December 31, 1997 compared to $2,220,345 at December 31, 1996.

Results of operations

During the quarter ended December 31, 1997, the Company commenced a revised management program under which it has implemented a system of controls and assessments to more closely monitor gross profits, expenses and costs. In addition, the Company is applying principles of lean management. Pursuant to these management changes, the Company expects to realize significant savings and further expects that its operations can be profitable within a reasonable period of time, however there can be no assurance in this regard.

Sales

During the quarter ended December 31, 1997, the Company recorded net sales of $1,425,649, in comparison with $245,727 during the quarter ended December 31, 1996. Sales in the nine months ending December 31, 1997 were $4,264,938 compared to $339,289 in the equivalent period in 1996. The increase reflects the fact that operations had not fully begun before November 1996. The gross margin for the nine months ended December 31, 1997 increased to $299,159 as compared to the same period in 1996 which was negative $309,653 reflecting the fact that the Company's volume of operations has increased and is covering the fixed costs of leased lines included in cost of sales with its revenues from operations.

The Company's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecom companies. Management anticipates that the allocation between wholesale and retail customers will shift in favor of retail customers consistent with the Company's goal of expanding its corporate retail customer base.

Cost of Sales

Cost of sales was $1,413,259 for the quarter ended December 31, 1997, as compared to $432,671 for the equivalent period in 1996, of which approximately 67% being for carrier charges and the balance being attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. Cost of sales was $3,965,779 for the nine months ended December 31, 1997 as compared to $648,942 for the equivalent period in 1996. The increase is due again to the fact that operations had not fully begun in the latter period. Cost of sales remains high in proportion to revenues because it includes relatively high fixed costs related to leased lines that are incurred regardless of the amount of traffic carried. As the Company increases its operations these fixed costs will become proportionately smaller.

Selling and Technical Expenses

Selling and technical expenses for the quarter ended December 31, 1997 were

$427,894, compared to $584,684 for the previous quarter and $780,751 for the quarter ended December 31 1996. The decrease over the December 31, 1996 quarter year and over the previous quarter is a result of the restructuring process the Company is undergoing, in which a program of cost cutting measures has been implemented to limit expenses. These expenses for the nine month period ended December 31, 1997 were $1,661,394 as compared to $1,431,447 for the equivalent period in 1996 (in which full-scale operations only began in November).

General and Administrative Expenses

General and administrative expenses for the quarter ended December 31, 1997 were $821,382, compared to $875,716 for the quarter ended December 31, 1996 and $2,857,622 for the nine months ended December 31, 1997, compared to $2,193,920 for the equivalent period in 1996. The increase in the nine month period primarily results from increases in the number of management and administrative personnel and related office and other expenses and increased depreciation expense resulting from the purchase of additional equipment. The decrease in the three month period results mainly from the fact that consulting fees have been reduced in the last quarter of 1997 as opposed to the first six months, when outside financial consultants were engaged to revise the business and operations plan for the ongoing activities of the Company.

Other income/expenses

The Company realized an extraordinary gain of $2,265,144 related to the sale at fair market value of certain of its subsidiaries which were deemed by the Company to be no longer material to the Company's core market operations.

Net Income/Loss

The Company's net loss from operations for the quarter ended December 31, 1997 was $1,236,886 as compared to $1,843,411 for the equivalent period in 1996. The decrease in the loss is due to the increase in the volume of the Company's operations and the resulting decrease in the ratio of fixed costs to revenue.

The Company realized a net income of $1,908,806 in the quarter ended December 31, 1997 and a net loss for the nine months ended December 31, 1997 of $1,185,017 primarily resulting from the continuing effect of initial delays and cost overruns in setting up the Company's network and resulting lag in the realization of revenues. The net loss for the quarter ended December 31, 1996 was $1,749,385 reflecting the more limited nature of the Company's operations at that time with less overhead, personnel expenses, depreciation and other operating expenses.

FORWARD-LOOKING STATEMENTS

Certain statements in this Report regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the

Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; rapid technological changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form SB-2, No. 333-8305, which was declared effective on September 6, 1996.

Part II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings

On August 22, 1997, Discont-o-fon, a company which provided Multicom with bandwidth prior to the Company's acquisition of Multicom, filed a claim with the main court in Brussels, Belgium, to collect BEF 8,409,393 (approximately $233,500) claimed to be owing for traffic services provided to Multicom. The claim also seeks to prevent Multicom from transferring its clients to the Company's network. On August 23, 1997, Multicom filed a suit in the same court against this provider seeking BEF 9,000,000 (approximately $250,000) for loss of customers due to poor quality of service. On August 27, 1997, two bank accounts of Multicom's were frozen for a total of BEF 1,510,198 ($41,563). On October 5, 1997, a judgment on both cases was issued restraining Multicom from transferring any more clients from the Discont-o-fon network to the Company's network. On October 21, 1997, Multicom appealed to the Hofvan Beroeb, a higher court in Brussels. A final decision is pending. The accounts remain frozen pending the appeal. The amount claimed by the supplier is fully accrued as part of accounts payable.

On October 20, 1997, Cermusoni & Wyder placed a claim in the Friedensrichter court in Zug, Switzerland against UTG Europe. The claim is in respect of unpaid invoices in the amount of CHF 39,656 (approximately $27,400) plus interest since April 1997. The Company has informed the court that it desires the claim to be processed by the court. The amount claimed, without interest, has been fully accrued as part of accounts payable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 400,000 shares of common stock at a price of $0.50 per share and, for no additional consideration, warrants to purchase an additional 200,000 shares of Common Stock at a price of $0.60 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The proceeds from the foregoing offering have been used for general operating purposes of the Company.

Item 3   Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Not Applicable.

ITEM 5. OTHER INFORMATION

On January 3, 1998, Mr. Ron Kuzon resigned from the Board of Directors and as Chairman and Chief Executive Officer of the Company, and Mr. Ulrich Ernst and Mr. Klaus Brenner were duly appointed to the Board of Directors of the Company. In addition, Mr. Ernst was duly appointed Chairman of the Board and CEO, and Mr. Brenner was duly appointed as Treasurer. On January 12, 1998, Mr. Keith Rhea resigned from the Board of Directors and from his position as Chief Operating Officer of the Company.

Part II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.3  Subsidiary Sale Agreements*

            27    Financial Data Schedule

*  To be filed by Amendment.


      (b)   Reports on Form 8-K

      No reports on form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: February 23, 1998             By: /s/ Ueli Ernst
                                       ---------------------------------------
                                       Ueli Ernst, Chairman and CEO
                                       (Principal Executive Officer)


Date: February 23, 1998             By: /s/ Klaus Brenner
                                       ---------------------------------------
                                       Klaus Brenner, Treasurer
                                       (Principal Financial and
                                           Accounting Officer)