Form 10KSB40
period 1998-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1998-07-14
CIK 1018402

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 1998

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to __________


Commission file number                       333-8305

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                (Name of small business issuer in its charter)

                Delaware                                13-3895294
                --------                                ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         18 Cattano Avenue, Morristown, New Jersey     07960
         -----------------------------------------     -----
                              ------------
     (Address of principal executive offices)        (Zip Code)

           Issuer's telephone number:           (973) 644-3161

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

Yes X   No __
    -

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | x |

The issuer's revenues for its most recent fiscal year (year ended March 31, 1998) were $2,319,631.

The aggregate market value on July 8, 1998 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $13,993,784. For purposes of this calculation only, all directors and officers of the registrant and all holders of 5% or more of the Company's Common Stock have been deemed to be affiliates of the Company. As of July 7, 1998, 1,303,190 shares of Common Stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES  __  NO  X
             _

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

UTG Communications International, Inc. (the "Company" or "UTG") is a provider of quality private voice, fax and data management telecommunication ("telecom") services in Switzerland and other European countries, primarily to businesses and business groups at prices which are generally below those of major telecom carriers. In addition, the Company has entered into agreements with various international telecom carriers for the exchange of traffic. Pursuant to these agreements, the Company resells telecom minutes at a profit. As of May 30, 1998, the Company has entered into contracts with 552 direct dial corporate customers to provide customized telecom service packages. These customized packages include telecom minutes plus other services selected by customers. The Company provides local support, round-the-clock customer service and full network redundancy to its customers. Available services include system design and installation as well as digital compression, fax transmission compression, digital data services and wideband digital data services.

In the first quarter of the fiscal year ended March 31, 1998, the Company purchased for approximately $317,000 Multicom N.V., an Antwerp, Belgium based company which offers direct and indirect dial services. The Company intends to continue to expand its operations through local subsidiaries and joint ventures in other European countries as business, market and regulatory conditions permit. The Company is presently exploring opportunities in Germany, the United Kingdom, and other European countries. During the fiscal year ended March 31, 1998, the Company disposed of certain of its subsidiaries and investments which were no longer material to the business of the Company to third parties. See "--Organization" and "Item 6. Management Discussion and Analysis of Financial Condition and Results of Operation."

Both the competitive environment and the economic framework in which international telecom companies operate are changing at a rapid pace. Due to the liberalization of telecom markets and technical improvements, the Company utilizes the infrastructure provided by international telecom carriers in connection with the services it offers. This allows the Company to offer its customers access to the largest meshed fiber optic networks in Europe, which include more than 130 international points of presence ("POPs"). In providing its services, the Company connects a customer's telephone installation to the nearest Company-accessed POP by means of dedicated lines. The customer's outgoing voice, fax and data transmissions are then transported directly to the Company's switch facilities in the various countries. The communications are then transferred directly from the Company's switches into the international networks. All of this is achieved with speech quality or connection speed comparable to that offered by the Company's competitors, and with the customer dialing the international destination directly, as it had done prior to becoming a customer. The Company is able to provide its services at attractive prices to its customers due, among other things, to volume discounts the Company has negotiated with carriers.

On January 3, 1998, Ronald Kuzon resigned from the Board of Directors of the Company and Messrs. Ueli Ernst and Klaus Brenner were elected to the Board of Directors of the Company and appointed Chairman of the Board & Chief Executive Officer and Treasurer & Secretary, respectively. On January

12, 1998, Keith Rhea resigned from all positions with the Company (including as a director) and on February 12, 1998, David Schlecht resigned as a director of the Company. All other previous officers and directors of the Company have either resigned or been dismissed. During the third and fourth quarter of the fiscal year ended March 31, 1998, the new management of the Company commenced a revised management program under which it has implemented a system of controls and assessments to more closely monitor gross profits, expenses and costs. In addition, the new management of the Company is applying principles of lean management. Pursuant to these management changes, the Company expects to realize significant savings and further expects that its operations can be profitable within a reasonable period of time, however there can be no assurance in this regard.

On March 20, 1998, the Company effected a 1:13 reverse split of its Common
Stock.

The Company's operations are, to a large extent, dependent on the Company's ability to obtain additional financing. There can be no assurance that the Company will obtain the financing necessary to support its plan of operation. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ORGANIZATION

UTG was incorporated in the State of Delaware on April 17, 1996. UTG owns all of the equity of UTG Telecom AG ("UTG Telecom") (previously UTG Communications Holding AG), a Swiss company with operations in Switzerland and wholly-owned subsidiaries in Switzerland and Belgium. On May 26, 1998, UTG Telecom's name was changed, for marketing reasons, to Starfon Telecom Services AG. Effective as of December 1, 1997, and November 30, 1997, respectively, the Company sold its subsidiaries, UTG (Network) Ltd. a company organized under the laws of the United Kingdom ("UTG Network"), and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland ("UTG Europe"), to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries for a purchase price equal to CHF1,000 (approximately $700) in cash for each of UTG Network and UTG Europe and the assumption of the liabilities of these companies. Effective as of December 1, 1997 the Company acquired certain assets valued at $4,020,300 of UTG Europe, including certain accounts receivables, loans, equipment, cash, deposits and UTG Europe's customer base for a purchase price equal to $4,020,300, which the Company paid by offsetting in part an outstanding loan to UTG Europe in the aggregate amount of $4,538,899.

On April 2, 1997, UTG Telecom founded UTG Communications Hungary, Kft., a company incorporated under the laws of Hungary, and on April 8, 1997, UTG Holding consummated the purchase of its 49% interest in Tibesta Ltd. ("Tibesta") for a purchase price of $10,551. On June 9, 1997, Metatel, a company wholly owned by Tibesta, founded UTG Communications France S.A. ("UTG France"), a 94% owned company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by the Company. On October 7, 1997, the Company transferred its interests in UTG Hungary and another subsidiary of the Company, which in management's opinion was immaterial to the Company's operations, to Mr. Fritz Wolff, a former Chief Executive Officer and director of the Company in connection with Mr. Wolff's resignation from his functions with the Company in return for the assumption of all liabilities of such companies by Mr. Wolff. As of September 30, 1997, the French companies had ceased their operations.

Unless the context otherwise requires, all references herein to the "Company" shall include UTG and its subsidiaries. UTG's principal executive offices are located at 18 Cattano Avenue, Morristown, New Jersey 07960, and its telephone number is (973) 644-3161.

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

Consumer demand and competitive initiatives have also acted as a catalyst for government deregulation, especially in developed countries. Deregulation began in the United States in 1984 with the divestiture of AT&T and the spin-off of the regional Bell operating companies. Equal access to customers followed thereafter for all United States carriers. In Europe, deregulation began in the United Kingdom with the privatization of British Telecom, also in 1984. Deregulation spread to the rest of Europe with the adoption of the European Union ("EU") "Directive on Competition in the Markets for Telecommunication Services" in 1990. A series of subsequent EU directives, reports and actions have resulted in substantial deregulation of the telecom industries in most EU countries. Other governments have begun to allow competition for value-added and selected other telecommunications services and features, including data and facsimile services and certain restricted voice services. In February 1997, 69 countries, including the United States, Japan, Switzerland, South Africa and all of the member states of the EU, entered into the World Trade Organization Agreement with the goal of increasing competition among telecom providers in such markets beginning in 1998. In many countries, however, the rate of change and emergence of competition remains slow and the timing and extent of future deregulation is uncertain.

Long distance telecom carriers can be differentiated by several defining operational characteristics. One such defining characteristic is between transmission facilities-based companies and non-transmission facilities-based companies (resellers). Transmission facilities-based carriers, such as AT&T and British Telecom, own their own long distance interexchange or transmission facilities and originate and terminate calls through local exchange systems. Profitability for transmission facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. All of the first- and most of the second-tier long distance companies are transmission facilities-based carriers and generally offer service over broad geographic areas. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission facilities-based carriers contract with other transmission facilities-based carriers to provide transmission where they have geographic gaps in their facilities.

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

SERVICES

The Company offers voice, fax and data transmission services in customized packages designed to suit customers' needs. The Company's use of digital compression techniques allows the Company to lease fewer lines and offer reduced calling tariffs. It is the Company's policy to provide all of its customers with high quality service, local support, round-the-clock customer service and full network redundancy. Additionally, the Company's customers receive comprehensive billing packages. The Company's standard monthly statement includes a management summary report, a call detail report recording every long distance call. Optional reports include call summaries by account code, area or city code, international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

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

The Company believes it enjoys certain competitive advantages over global telecom carriers and incumbent telephone operators: (1) the Company believes that its target customers make decisions primarily based on price, and the Company's prices are generally lower than those charged by global telecoms and incumbent telephone operators; (2) the small and medium sized business market has traditionally been ignored by the global telecoms and incumbent telephone operators; (3) the Company believes it can continue to attract seasoned telecom managers who seek the advantages offered by smaller companies; and (4) the Company is able to move quickly into new markets with new telecom services, as compared to larger organizations which are slower to respond to changing market conditions.

SALES AND MARKETING

The Company markets its services through the Company's internal sales force, independent sales agents and strategic arrangements. The Company currently has a total of 7 internal sales personnel and approximately 12 independent sales agents. Additional Telemarketers are used to generate leads for the Company's internal sales force and independent sales agents. The Company's principal sales offices are located in Switzerland, the United Kingdom and Belgium.

The Company's sales and marketing activities to retail corporate customers were initially limited to Switzerland and the United Kingdom. In Switzerland, the Company is currently exploring the provision of telecom services for credit cards, debit cards and customer cards. The Company has begun to expand its activities into other European countries and Canada. In June 1997, the Company consummated the purchase, for approximately $317,000, of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of currently more than 400 small and medium sized business customers. In Germany, the Company is exploring opportunities to offer voice and data telecom services, as well as telecom services for credit cards, debit cards and customer cards. There can be no assurance that the Company's efforts in Germany will result in formal arrangements or that any of the Company's current or future arrangements will be successful. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit. 1998.

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

No customer accounted for 10% or more of the Company's total revenue in the fiscal year ended March 31, 1998.

NETWORK

The Company's network consists of 11 owned POPs located in Switzerland, two switches located in each of the United Kingdom and Belgium and leased-access to major international telecom carriers' networks with over 100 POPs throughout Europe. The largest of the Company's switches became operational in November 1996. The Company's switches route calls over networks owned by international telecom carriers with whom the Company has entered into volume discount contracts. The Company's switches include least cost routing software designed to route calls in the most efficient available manner. Direct dial customers access the Company's network via direct access lines. Indirect dial customers access the Company's network via local incumbent telephone operators. Least cost routing software integrated in the customer's telephone equipment determines the most efficient routing of calls.

During the fiscal year ended March 31, 1998, one of the Company's carriers, UTG Europe, accounted for approximately 40% of the Company's traffic.

The Company generally utilizes network redundant, highly automated advanced telecom equipment in its network and has diverse alternate routes available in case of component or facility failure. Automatic traffic rerouting enables the Company to provide a high level of reliability for its customers. Computerized network monitoring equipment facilitates fast and accurate analysis and resolution of network problems. The Company provides customer service and support, 24-hour network monitoring, trouble reporting and response, service implementation, coordination, billing assistance and problem resolution. The Company controls all of its billing services through its switches in the places of activity.

Substantially all of the lines linking the Company's POPs to its switches are leased from various providers and carriers. The Company believes that its network has adequate switching capacity to serve the Company's present volume of traffic. The Company believes, however, that its network may not have adequate switching capacity to serve the Company's projected volume of traffic beyond the remainder of calendar 1998. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company is in the process of reviewing its computer systems to insure it will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000, but has not expended material amounts in this respect. The Company currently believes that the cost of year 2000-related corrections will not have a material effect on the Company's business, operation or financial condition. The Company may also be exposed in the event any of the carriers with whom the Company currently (or in the future) is contracting for network access experiences a catastrophic failure in connection with the change of calendar on January 1, 2000. While the Company attempts to obtain contractual assurances from its carriers in this respect, there can be no assurance that it is successful in its attempts or that such assurances, if obtained, provide the Company with sufficient protection in the event one of its carriers experienced a catastrophic year 2000 problem. See "Item 6 -- Management Discussion and Analysis -- Results of Operations."

INTELLECTUAL PROPERTY

The Company has filed trademark applications for certain of the Company's trade names. In its business, the Company relies on proprietary know-how and employs various methods to protect its concepts and ideas. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, concepts or ideas or obtain access to the Company's know-how or ideas.

REGULATORY MATTERS

The Company's provision of telecommunications services is subject to extensive and rigorous government regulation by the European Union ("EU") and the national regulatory authorities of Switzerland, Belgium, the United Kingdom, Germany and other countries in which the Company may operate in the future. Each country in which the Company conducts its business has a different regulatory scheme and requirements. The Company believes that it is in substantial compliance with applicable laws and regulations. To the extent that such laws and regulations are changed or new laws or regulations are adopted by the EU or any country in which the Company operates, the Company may be required to obtain additional licenses or renew, modify or replace existing licenses. The Company has been granted an International Simple Resale ("ISR") license in the United Kingdom. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL would permit the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges.

Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect current regulatory approvals and affect the timing of, or prevent the Company from obtaining, future regulatory approvals. The effect of changes in governmental regulation may be to delay for a considerable period of time, or to prevent, the marketing and commercialization of products or services of the Company and/or to impose costly requirements on the Company. There can be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company.

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

Currently, the Company's main competitors in Switzerland are Swisscom, which controls almost all of the Swiss telecom market, Sunrise and Diax. In addition, there are a number of smaller companies providing telecom services in Switzerland. Additional competitors in the European market include Viatel, Esprit and MFS WorldCom. In the future, additional competitors may include, among others, Deutsche Telekom, AT&T, MCI, Sprint, British Telecom and Mercury. As the Company expands into other European countries there will be additional competition.

In addition to these competitive factors, recent and pending telecom deregulation in Switzerland and EU markets may encourage new entrants. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in Europe is likely to increase and become more similar to competition in the United States markets over time as the European markets continue to experience deregulatory influences. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in Europe, prices are likely to continue to decrease. The Company's competitors may reduce rates or offer incentives to existing and potential customers of the Company. To maintain its competitive position, the Company believes that it must be able to reduce its prices in order to meet reductions in rates, if any, by others.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended March 31, 1998 the Company has not expended material amounts for research and development.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those related to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of hazardous substances. The Company leases properties in Switzerland and Belgium and may have potential liability related to the remediation of past contamination at sites where the Company presently is operating, or in the past has operated, its business or the disposal of hazardous wastes to sites owned by third parties. The Company has not incurred any material expenses related to environmental matters. However, there can be no assurance that the Company may not incur such expenses in the future. Accordingly, although the Company believes that it is in substantial compliance with applicable environmental requirements, it is possible that the Company could become subject to environmental liabilities in the future that could result in an adverse effect on the Company's financial condition or results of operation.

EMPLOYEES

As of June 13, 1998, the Company had 8 full-time employees in Switzerland and 2 full-time employees in each of the United Kingdom and Belgium. The Company has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

CAUTIONARY STATEMENTS

This report has been prepared by the new management of the Company based on its knowledge and access to the Company's records to the extent such records have been kept at the Company's premises in Switzerland, the United Kingdom and Belgium, as well as records made available to the new management by the Company's former secretary. Because the Company's new management was previously not actively involved in the management of the Company, it is not in a position to ascertain whether or not such records are complete or whether or not such records disclose all material facts required to be disclosed in this report. Accordingly, material facts with respect to the period covered by this report may exist which are not disclosed herein because of management's current lack of affirmative knowledge of such facts.

Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in the Company's Registration Statement on Form SB-2, Registration No. 333-8305 and the information detailed in this Form 10-K under Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Company's other filings with the Securities and Exchange Commission.

Certain statements in this Report under Item 1 and Item 6 regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form SB-2, Registration No. 333-8305, which was declared effective on September 6, 1996.

ITEM 2. PROPERTIES

The Company currently leases approximately 4,500 square feet in Zurich, Switzerland for approximately CHF 7,000 (approximately $4,800) per month. The lease expires on March 31, 1999. The Company's principal executive offices are located in Morristown, New Jersey. There, the Company utilizes space for which the Company pays approximately $1,000 per month. The Company leases approximately 1,400 square feet in Antwerp, Belgium at a monthly rental of approximately $814. The lease expires on February 20, 1999. As a consequence of the sale of UTG Network, the Company no longer leases any office space in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

On or about April 24, 1997, litigation against UTG Holding AG and other individual defendants was commenced in labor court in Paris, France by Mr. James Taylor. On May 25, 1998, the court rendered a judgment against the Company in the amount of 488,187 French Francs (approximately $64,670) for breach of an alleged employment arrangement. The Company has filed an appeal against this judgment.

On January 5, 1998, the Company's former Chief Operating Officer, Keith Rhea, without authorization of the Company's Board of Directors, confessed a judgment against the Company in favor of the Company's former part-time Chief Financial Officer, Robert Finn, in the amount of $111,710. The alleged basis for this amount is outstanding compensation and termination fees for various alleged consulting arrangements between the Company, Mr. Finn and Telepath, Ltd, a company which the Company believes to be affiliated with Mr. Rhea. The Company believes that such judgment was fraudulently obtained, and that all or part of such claims are without merit. The Company is presently evaluating several strategies, including the commencement of legal proceedings against one or more of the persons involved in this matter.

On August 22, 1997, Discont-o-fon, a company which provided Multicom with bandwidth prior to the Company's acquisition of Multicom, filed a claim with the main court in Brussels, Belgium to collect

BEF 8.409.393 (approximately $233.500) claimed to be owing for traffic services provided by Multicom. A settlement became effective on May 25, 1998 and an amount of BEF 4,935,000 ($129,510) has been paid by the Company during the first quarter of the fiscal year ending March 31, 1999 in full settlement of all outstanding matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 1998, the holders of 7,043,400 shares of Common Stock (on a pre-reverse stock split basis), representing a majority of the shares of Common Stock outstanding on such date, consented in writing pursuant to Sections 228 and 242 of the General Corporation Law of the State of Delaware to (i) the increase of the number of authorized shares of capital stock of the Company from 20,000,000 to 70,000,000 shares of which 60,000,000 were to be designated shares of Common Stock and 10,000,000 shares were to be designated shares of preferred stock and (ii) the reverse split of each of the Company's outstanding shares of Common stock into one-thirteenth (1/13) of a share.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since October 7, 1996, shares of the Common Stock have traded on the NASD Bulletin Board under the symbol "UTGC". The following table sets forth, for the periods indicated and as reported by the NASD Bulletin Board, the high and low bid prices for shares of the Common Stock. The quotations listed below reflect inter dealer prices, without retail mark-up, mark-down or commission , and may not represent actual transactions. The closing price of the Common Stock on July 8, 1998 was $14.00.

                   FISCAL YEAR ENDED MARCH 31, 1997         QUARTERLY COMMON STOCK PRICE RANGE
                   BY QUARTER

Quarter            Date                                     High                     Low
-------            ----                                     ----                     ---
1st                June 30, 1996                            (1)                      (1)
2nd                September 30, 1996                       (1)                      (1)
3rd                December 31, 1996                        $81.25 (2)               $ 45.50
4th                March 31, 1997                           $60.125                  $11.375

                   FISCAL YEAR ENDED MARCH 31, 1998         QUARTERLY COMMON STOCK PRICE RANGE
                   BY QUARTER

Quarter            Date                                     High                 Low
-------            ----                                     ----                 ---
1st                June 30, 1997                            $ 45.50              $27.725
2nd                September 30, 1997                       $37.375              $17.062
3rd                December 31, 1997                        $ 19.50              $ 4.875
4th                March 31, 1998                           $14.625              $ 4.875

(1) Prior to the quotation of the Company's Common Stock on the NASDAQ Bulletin Board on October, 7, 1996, there was no public market in the Common Stock and, accordingly, no market data is available.

(2) All stock prices are adjusted by the 13:1 reverse split of the Common Stock on March 20, 1998.

HOLDERS OF COMMON STOCK

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on July 7, 1998 was approximately 50.

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

SALES OF UNREGISTERED SECURITIES

As of April 30, 1996, the Company issued 211,538 shares of Common Stock (as adjusted for the Company's 1:13 reverse stock split) to Interfinance Inv. Co. Ltd., a Panamanian company ("Interfinance"), 183,333 of which shares were issued in exchange for $200,000 in cash and 197,435 of which shares were issued in exchange for $26 in cash and a 7% promissory note. The promissory note was repaid as of June 28, 1996 from proceeds received from purchasers of a portion of the shares resold by Interfinance. On August 15, 1996, the Company sold an additional 30,769 shares of Common Stock to Interfinance for $1,000,000 consisting of $10,000 in cash and a 7% promissory note for $990,000. The note was repaid in full in November 1996. Pursuant to a subscription agreement entered into in November 1996, Interfinance subscribed for and the Company sold an additional 9,615 shares of Common Stock at $52.00 per share. In addition, the Company granted Interfinance an option to purchase up to an additional 92,308 shares of Common Stock at $26.00 per share for a two year period commencing on completion of purchase of the full 153,846 shares. In connection with that agreement, Mr. Combrinck transferred 5,769 shares to Interfinance for no additional consideration. In January 1997, the Company entered into a subscription agreement with Interfinance Inv. Co., Ltd. ("Interfinance"), pursuant to which Interfinance subscribed for 153,846 shares of Common Stock at a purchase price of $13.00 per share. In connection with the subscription agreement, Mr. Thomas Combrinck agreed to transfer, without cost to Interfinance, one share of UTG Common Stock owned by him for each share purchased by Interfinance under the subscription agreement. As of the date hereof, all amounts owing to the Company in respect of Interfinance's November 1996 and January 1997 subscriptions have been paid (giving effect to approximately $20,000 in credits for expenses incurred by Interfinance on behalf of the Company). No Underwriter's discount or fee was incurred by the Company in connection with these issuances. The Company has agreed to register the resale of the shares purchased by Interfinance under the Securities Act of 1933. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by Interfinance including that it is an "accredited investor."

On January 15, 1997, the Company granted an aggregate of 57,692 shares of Common Stock to employees and consultants in consideration for services and as an incentive to further the interests of the Company. On March 25, 1997, the Company issued an aggregate of 769 shares to two individuals as part of a settlement of claims by one of the individuals regarding breach of an alleged employment relationship. These issuances were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder.

On March 10, 1997, the Company granted an option to purchase up to an aggregate of 38,462 shares to certain of the Company's officers. As such individuals have ceased to serve the Company in their respective executive capacity before the first anniversary of the above-mentioned grant, non of such options vested.

Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of Common Stock at a price of $7.80 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997. Interfinance acted as placement agent for these issuances. No underwriter's discount or fee was incurred by the Company in connection with these issuances. These issuances were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder.

On March 23, 1998, the Company issued 250,000 shares of Common Stock (post-reverse split) at a purchase price of $2.00 per share. In addition, for each share of Common Stock purchased, the subscriber received three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Net proceeds received by the Company were $500,000. In connection with this issuance, Interfinance acted as placement agent and is entitled to a placement fee of 3% of the gross proceeds to the Company. As of the date hereof, Interfinance has not enforced its right to this fee. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the subscriber to purchase up to an additional 500,000 shares of Common Stock upon the same terms and purchase price as for the initial purchase on or prior to September 30, 1998. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended March 31, 1998. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.

GENERAL

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. To date, the Company has received an aggregate of approximately $7,925,628 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base. In implementing its network, the Company experienced significant technical problems with multiplexers and transmission equipment. The equipment has been upgraded by the suppliers at the supplier's own expense. This has resulted in a lag in the realization of revenue.

The Company's revenue during the fiscal year ended March 31, 1998 was generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise medium-sized companies located in Switzerland, Belgium and the United Kingdom. The Company was granted an International Simple Resale ("ISR") license in the United Kingdom. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL would permit the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. See "Item 1. Business-- Regulation."

While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, the Company consummated the purchase of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of currently more than 450 customers. The purchase price for Multicom NV was 11,101,043 Belgium Francs (approximately $317,000). See Note 5(b) of the Notes to the Consolidated Financial Statements. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit. The Company is presently exploring opportunities in Germany, the United Kingdom and other European countries.

Effective as of December 1, 1997, and November 30, 1997, respectively, the Company sold its subsidiaries, UTG (Network) Ltd., a company organized under the laws of the United Kingdom ("UTG Network", and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland ("UTG Europe"), to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries, for a purchase price equal to CHF1,000 (approximately $700) in cash for each of UTG Network and UTG Europe and the assumption of the liabilities of these companies. Effective as of December 1, 1997 the Company acquired certain assets, valued at $4,020,300 of UTG Europe, including certain accounts receivable, loans, equipment, cash, deposits and UTG Europe's customer base for a purchase price equal to $4,020,300, which the Company paid by offsetting in part an outstanding loan to UTG Europe in the aggregate amount of $4,538,899.

During the quarter ended December 31, 1997, in order to permit full business operations under Swiss law, UTG Communications Holding AG was renamed UTG Telecom AG ("UTG Telecom"). Effective May 26, 1998, for marketing reasons, UTG Telecom's name was again changed to Starfon Telecom Services AG.

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

In Germany, the Company has undertaken the development of an international calling card project for a large bank and insurance company. In its efforts to focus on profitable markets, the Company is reviewing this project to determine whether future investment or divestment is appropriate. The Company is currently exploring appropriate.

several opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operations into other European countries as and when business, market and regulatory conditions permit. There can be no assurance that the Company's efforts in any of the foregoing countries will result in successful commercial operations.

The Company's goal is to focus on its current operations and to continue the streamlining of costs begun under the new management and to target optimal network capacity utilization.

In reading the following comparison of the Company's financial condition and results of operations for the fiscal year ended March 31, 1998 and March 31, 1997, readers should be aware of the fact that as a result of the disposition of UTG Europe and UTG Network effective as of November 30, 1997 and December 1, 1997, respectively, the sales generated by such subsidiaries, which constituted substantially all of the sales of the Company during the fiscal year ended March 31, 1997, are not included in the Company's Consolidated Statement of Operations for the fiscal year ended March 31, 1998.

FINANCIAL CONDITION

At March 31, 1998, the Company had a positive working capital of $223,444, and an accumulated deficit of $4,551,224, as compared to a working capital deficit and accumulated deficit of $1,313,149 and $6,712,669, respectively, at March 31, 1997. This improvement in the financial position was achieved through the disposition of certain subsidiaries and investments.

At March 31, 1998, the Company had no outstanding bank overdrafts, compared to March 31, 1997 when the Company's outstanding bank balance was CHF 161,572 (approximately $132,237).

Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of Common Stock at a price of $7.80 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997.

On March 23, 1998, the Company issued 250,000 shares of Common Stock (post stock split) at a purchase price of $2.00 per share to an accredited investor. In addition, for each share of Common Stock purchased, the investor also received three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the Subscriber to purchase an additional 500,000 shares of Common Stock upon the same terms and purchase price of the initial purchase on or prior to September 30, 1998.

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through calendar 1998. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to the switch in London for routing. The selected path is based on the least cost. This provides a large amount of flexibility to the Company, and to ensure the quality of the connections and lowest cost. With this distributive architecture the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility.

Based upon the Company's plan of operation, the Company estimates that its existing financing resources (including the available resources pursuant to the call right against the subscriber of the Common Stock issued on March 23, 1998), together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

Accounts payable and accrued expenses amounted to approximately $1,369,818 at March 31, 1998 compared to $3,208,711 at March 31, 1997.

RESULTS OF OPERATIONS

During the third and fourth quarter of the fiscal year ended March 31, 1998, the new management of the Company commenced a revised management program under which it implemented a system of controls and assessments to more closely monitor gross profits, expenses and costs. In addition, the new management of the Company is applying principles of lean management. Pursuant to these management changes, the Company expects to realize significant savings and further expects that its operations can be profitable within a reasonable period of time, however there can be no assurance in this regard.

SALES

During the fiscal year ended March 31, 1998, the Company recorded net sales of $2,319,631, in comparison to $1,743,377 during the fiscal year ended March 31, 1997. The sales recorded for the fiscal year ended March 31, 1998 reflect the sales made by UTG Telecom during the four-month period from December 1, 1997 through March 31, 1998 and the sales made by UTG's Belgian subsidiaries during the entire fiscal year ended March 31, 1998. The sales reported in the Company's quarterly report on form 10-Q for the quarter ended December 31, 1997 for the nine months ending December 31, 1997 of $4,264,938 included the sales generated by UTG Europe and UTG Network prior to their disposition. The gross profit for the fiscal year ended March 31, 1998 increased to $1,007,347 (or 43% of the Company's net sales) as compared to the fiscal year ended March 31,1997 when the Company had a gross loss of $77,467 (or 4% of the Company's net sales during that period). The increase in gross profits reflects the fact that the Company's volume of operations has increased and the cost of sales have decreased.

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

COST OF SALES

Cost of sales was $1,312,284 for the fiscal year ended March 31, 1998, as compared to $1,820,844 for the fiscal year ended March 31, 1997 consisting of carrier charges and costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. This decrease is the result of the Company's new management and business strategy and the Company's ability to purchase services from carriers at competitive rates. Cost of sales have also decreased because of the relatively smaller proportion of fixed costs related to leased lines, which are incurred regardless of the amount of traffic carried, compared to the carrier costs, which vary depending on the amount of traffic carried.

SELLING AND TECHNICAL EXPENSES

Selling and technical expenses for the fiscal year ended December 31, 1998 were $223,420, compared to $2,053,305 for the previous fiscal year. This decrease is the result of the restructuring process the Company is undergoing, in which a program of cost cutting measures has been implemented to limit expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the fiscal year ended March 31, 1998 were $3,020,117, compared to $4,298,438 for the fiscal year ended March 31, 1997. General and Administrative Expenses include Bad Debt Expenses and other operating expenses (including doubtful receivables and litigation expenses) in
the aggregate amount of $1,826,355.   A substantial portion of such expenses is
related to the Company's previous operations and the Company's restructuring and constitute one-time, non-recurring expenses.

OTHER INCOME/EXPENSES

The Company realized an extraordinary gain of $4,529,000 related to the disposition of certain of its subsidiaries which were deemed by the Company to be no longer material to the Company's core market operations.

NET INCOME/LOSS

The Company's net loss from continuing operations for the fiscal year ended March 31, 1998 was $2,367,555 as compared to $6,712,669 for the fiscal year ended March 31, 1997. The decrease in the loss is due to the increase in the volume of the Company's operations and the resulting decrease in the ratio of fixed costs to revenue, as well as substantially lower selling and technical expenses and lower general and administrative expenses.

The Company realized a net income of $2,161,445 in the fiscal year ended March 31, 1998 and a net loss for the fiscal year ended March 31, 1997 of $6,712,669 primarily resulting from the continuing effect of initial delays and cost overruns in setting up the Company's network and resulting lag in the realization of revenues. The net income for the quarter ended December 31, 1996 reflects the gain realized on the sale of discontinued subsidiaries and the more limited nature of the Company's operations at that time with less overhead, personnel expenses, depreciation and other operating expenses.

The Company is in the process of reviewing its computer systems to insure it will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000, but has not expended material amounts in this respect. The Company currently believes that the cost of year 2000-related corrections will not have a material effect on the Company's business, operation or financial condition. The Company licenses most of the software it uses in various functions. Although this practice has minimized the Company effort and cost needed to make the Company year 2000 compliant, it does place greater reliance on the outside firms that provide the software. Because most of the Company's software is licensed, the Company's main internal compliance tasks are auditing hardware and software, reviewing internal and external applications, prioritizing applications by risk, creating a communications program to raise awareness levels and enable correction of all existing application solutions, and installation of vendor-provided year 2000 software fixes. The Company believes that the majority of the major software applications it uses are either year 2000 compliant or contain only minor problems, and only a few need significant modification. The Company may be exposed in the event any of the carriers with whom the Company currently (or in the future) is contracting for network access if any such carrier experiences a catastrophic failure in connection with the change of calendar on January 1, 2000. While the Company attempts to obtain contractual assurances from its carriers in this respect, there can be no assurance that it is successful in its attempts or that such assurances, if obtained, provide the Company with sufficient protection in the event one of its carriers experienced a catastrophic year 2000 problem.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers, directors and significant employees of the Company on March 31, 1998 were as follows:

        Name                    Age                      Position
Ueli Ernst                      51             Chairman of the Board, Chief
                                               Executive Officer and Director

Klaus Brenner                   40             Treasurer, Secretary and Director

Andreas Popovici (1)            44             Vice President of UTG Telecom AG

-----------------------
(1) Andreas Popovici is not an executive officer but is deemed a "significant employee".

UELI ERNST has served as a director and Chief Executive Officer of the Company since January 3, 1998. Mr. Ernst currently devotes approximately 80% of his business time to this position. The remaining time is devoted to various other business activities of Mr. Ernst, including his services as President of Interfinance Investment Company Ltd. He has 26 years of experience in international business development in various industries primarily in management consulting, financial advisory services and rendering advice to new growth business ventures. He was Chairman of Swissray International Inc, a reporting company listed on the NASDAQ Small Cap Market, from May 1995 through March 1997. Mr. Ernst received his Masters of Business Administration (lic. oec. publ.) degree in 1973 from the University of Zurich.

KLAUS BRENNER has served as a director of the Company since January 3, 1998. Since 1996, Klaus Brenner has served as Chief Executive Officer of Brenner Industrieholz-Spaene GmbH, Brenner Internationale Holz- und Spaenehandels-gesellschaft and of Brenner Holding GmbH. From 1986 to 1996 Mr. Brenner has served as the Chief Executive Officer of Brenner Bois Sprl., the Belgian subsidiary of Brenner Holding GmbH. These companies are engaged in the lumber business.

ANDREAS POPOVICI has served as vice president (Direktor) of United Telegroup AG since March 1996 and currently serves as vice president of UTG Telecom. From October 1995 to March 1996, Mr. Popovici served as general manager of Callcom, a Swiss telecom service company. From 1991 through October 1995 Mr. Popovici served as vice president (Direktor) of the systems department at Swissphone, a Swiss telecom company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation awarded to, earned by or paid to David Schlecht, Fritz Wolff, Ronald Kuzon and Ueli Ernst who served as the Company's chief executive officer during the fiscal year ended March 31, 1998, and each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 1998. In certain cases, dollar amounts are approximated based on foreign currency translations.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                       Long-Term Compensation
                                                                                  Awards                Payouts
  Name and     Fiscal Year       Salary      Bonus    Other Annual     Restricted       Securities        LTIP         All Other
 Principal     Ended March        ($)         ($)    Compen-sation   Stock Award(s)     Underlying       Payouts     Compen-sation
 Position          31,                                    ($)             ($)            Options/          ($)            ($)
                                                                                           SARs
                                                                                           (#)
Ueli Ernst,            1998          --       --          --              (2)               (2)             --              --
 Chairman of
 the Board &           1997          --       --          --                                                --              --
 Chief
 Executive
 Officer (1)

Ronald Kuzon,          1998          --
 Chairman              1997      10,625                                 200,000 (4)
 and Chief
 Executive
 Officer (3)

David Schlecht,        1998    5,000 (6)      --          --              --                --              --              --
 President &                  55,000 (6)
 Chief Executive       1997                   --          --            200,000 (4)         (7)             --              --
 Officer (5)

Fritz K. Wolff,        1998  172,359 (9)      --          --            100,000 (10)        (11)
 Executive  Vice              29,580 (9)
 President &           1997                   --          --              --
 Chief Operating
 Officer (8)

Keith Rhea,            1998  124,500(13)      --          --                                (14)
 Chief Operating
 Officer and
 Director (12)

Robert Finn,           1998  182,228(16)
 Chief Financial                     --
 Officer (15)          1997

(1) Mr. Ernst was appointed Chairman of the Board and Chief Executive Officer on January 3, 1998. Mr. Ernst has not received any compensation for his services in this capacity during the fiscal year ended March 31, 1998.

(2) Interfinance Investment Co. Ltd., a company controlled by Mr. Ernst was issued an aggregate of 144,000 shares of Common Stock and 93,462 options to purchase Common Stock of the Company in connection with various financings.

(3) Mr. Kuzon served as the Company's Chief Executive Officer from October 1997 through January 3, 1998.
(4) Represents the deemed fair market value of 15,385 unregistered shares of Common Stock (as adjusted for the reverse stock split) on January 15, 1997, the date of grant.

(5) Mr. Schlecht resigned as President and Chief Executive Officer on June 25, 1997. Prior to that time, he had been devoting 50% of his time to the business of the Company in the indicated capacity. He resigned as a director on February 17, 1998.

(6) Does not include amounts paid as rent to a Company controlled by Mr. Schlecht. See "Item 12. Certain Relationships and Related Transactions."

(7) On March 10, 1997, Mr. Schlecht was granted options exercisable for 7,693 shares of Common Stock. Because of Mr. Schlecht's resignation from his position prior to the expiration of the vesting period for such options, such options have been forfeited.

(8) Mr. Wolff was the Company's Chief Executive Officer from June 28, 1997 through October 7, 1998. From January 15, 1997 through June 25, 1997, Mr. Wolff served as the Company's Executive Vice President and Chief Operating Officer. Prior thereto he served as a business development consultant to the Company.

(9) Reflects amounts paid to Birand Ltd., a company through which Mr. Wolff provided services to the Company. See "--Employment Agreements" and "Item 12 - Certain Relationships and Related Transactions."

(10) Represents the deemed fair market value of 7,693 unregistered shares of Common Stock on January 15, 1997, the date of grant.

(11) On March 10, 1997, Mr. Wolff was granted options exercisable for 23,077 shares of Company Common Stock. Because of Mr. Wolff's resignation from his position, prior to the expiration of the vesting period for the first transaction of such options, such options have been forfeited.

(12) Mr. Rhea resigned from his positions with the Company on January 12, 1998.

(13) Includes amounts paid to Telepath Ltd., a company through which Mr. Rhea provided services to the Company. See "---Employment Agreements" and "Item 12-Certain Relationships and Related Transactions."

(14) Pursuant to the Employment Agreement, dated June 30, 1997 between the Company and Keith Rhea, Mr. Rhea was granted options for 15,385 shares, of which options for 3,847 shares of Common Stock would have vested prior to Mr. Rhea's resignation from his positions with the Company. In connection with his resignation, Mr. Rhea released the Company from its obligations under such agreement.

(15) Mr. Finn was appointed Chief Financial Officer of the Company on June 25, 1997. He served in that capacity on a part-time basis until December 7, 1997.

(16) This amount includes $111,710 which Mr. Finn alleges he and Telepath Ltd. are owed for consulting services performed by him. The Company disputes that such amount is owed. Such amount is included herein merely for disclosure purposes pending final determination of the dispute between the Company and Mr. Finn. The inclusion of such amount herein may not be construed as admission by the Company that all or part of such amount is in fact owed to Mr. Finn or Telepath Ltd.

The following table sets forth all grants of options to purchase Common Stock to the executive officers named in the Summary Compensation Table for the fiscal year ended March 31, 1998.

                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

        Name            Number Of Securities       Percent Of Total      Exercise Of Base Price       Expiration Date
         (a)                 Underlying          Options/SARs Granted            ($/Sh)                     (e)
                        Options/SARs Granted       to Employees In                 (d)
                                (#)                  Fiscal Year
                                (b)                      (c)
Ueli Ernst                   1,923 (1)                  8.06%                  7.80                     September 30, 2000
Ronald Kuzon                    --                                                --                                     --
David Schlecht                  --                       --                       --                                     --
Fritz K. Wolff                  --                       --                       --                                     --
Keith Rhea                  15,385 (2)                 64.52%                     --                                     --
Robert Finn                     --                       --                       --                                     --

--------------

(1) These immediately exercisable options were issued to Interfinance Investment Co. Ltd. for Interfinance's services in connection with a private placement of equity securities during the period from September 30, 1997 through October 6, 1997.

(2) See footnote 14 to the Summary Compensation Table.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES

        Name             Shares Acquired On         Value Realized       Number Of Unexercised     Value Of Unexercised
         (a)                  Exercise                    ($)            Securities Underlying         In-The-Money
                                 (#)                      (c)               Options/SARs At          Options/SARs At
                                 (b)                                           FY-End (#)               FY-End ($)
                                                                              Exercisable/             Exercisable/
                                                                             Unexercisable            Unexercisable
                                                                                  (d)                      (e)
Ueli Ernst                       --                       --                  $94,227                  $10,000
Ronald Kuzon                     --                       --                       --                       --
David Schlecht                   --                       --                       --                       --
Fritz K. Wolff                   --                       --                       --                       --
Keith Rhea                       --                       --                      (1)                       --
Robert Finn                      --                       --                       --                       --

(1) See footnote 14 to the Summary Compensation Table.

COMPENSATION OF DIRECTORS

The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. See "Item 10 -- Executive Compensation" for a description of any additional compensation paid to Messrs. Ernst, Kuzon, Schlecht and Rhea.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 7, 1997, certain information concerning beneficial ownership of the Company's Common Stock by (i) each beneficial owner of more than five percent of the outstanding Common Stock,
(ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under Item 10 above and (iv) all current executive officers and directors of the Company as a group.

NAME AND ADDRESS                            NUMBER OF SHARES BENEFICIALLY OWNED             PERCENTAGE OF COMMON STOCK(1)
Medfield Investments S.A.                   250,000                                         18.9%
Sonnenbergweg 12
5608-Stetten/AG
Switzerland

Ulrich Ernst                                144,233(2)                                      10.9%
c/o  UTG Communications
International Inc.
Morristown, N.J. 07460

Interfinance Inv. Co.                       144,233                                         10.9%
 Ltd.Steinhaldering 8,
8954 Geroldswil, Switzerland

Klaus Brenner                               138,462(3)                                      10.5%
c/o  UTG Communications
International Inc.
Morristown, N.J. 07460

Fritz Wolff                                      --                                         *
26 South Mall
Cork, Ireland

Keith Rhea                                       --                                         *
1105 Washington Street
Hoboken, NJ

David E. Schlecht                            15,692                                         1.2%
17 Cattano Avenue
Morristown, NJ 07960

Ronald W. Kuzon                               5,247                                         *
300 Park Avenue, Suite 1940
New York, NY 10022

All directors and executive officers        303,634                                         23.0%
as a group (six persons)

---------------------

*   Denotes less than 1%.

(1) Based on 1,322,421 shares of Common Stock issued and outstanding.

(2) Includes 144,233 shares of Common Stock beneficially owned by Interfinance Inv. Co. Ltd., a company controlled by Mr. Ernst.

(3) Includes 115,385 shares of Common Stock owned by Prozal Investment Co., a company controlled by Mr. Brenner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 30, 1996, in exchange for 557,692 shares of Common Stock, (as adjusted for the Company's 1:13 reverse stock split) the Company acquired all of the outstanding shares, other than qualifying shares, of UTG Telecom from Thomas Combrinck. At such time Thomas Combrinck, who subsequently became a Chairman of the Board of Directors of the Company, was not a director of the Company but was a director of UTG Telecom. The Company did not engage a third-party to independently review the fairness of this transaction because the cost of such review would have been high; however, the Company believes that this transaction was fair from a financial point of view. This belief is based on the fact that this transaction was analyzed by the Company's Board of Directors and was negotiated by the Company with a then-unaffiliated third party at arm's length. At the time such transaction was consummated, the two directors who voted in favor of the transaction were the Company's only stockholders. On January 29, 1997, Mr. Combrinck resigned from all of his positions with the Company. For compensation paid to or for the benefit of Mr. Combrinck during the Company's last fiscal year, see "Item 10. Executive Compensation." In addition, as part of the severance arrangement with Mr. Combrinck, the Company agreed to pay Mr. Combrinck 10,000 CHF (approximately $7,000) per month through July 31, 1997 in consideration of consulting services, if any, to be provided by Mr. Combrinck. Mr. Combrinck agreed not to compete with the Company during the term of the consultancy. From time to time during the Company's last fiscal year the Company advanced an aggregate of approximately $525,000 to UTG Communications Ltd. UK ("UTK"), a company controlled by Mr. Combrinck, which amounts were used to fund certain of UTG's working capital needs. UTK is no longer active and the Company does not anticipate recuperating any of such funds. As such, these amounts have been written off as a bad debt expense for fiscal 1997.

As of April 30, 1996, the Company issued 211,538 shares of Common Stock (as adjusted for the Company's 1:13 reverse stock split) to Interfinance Inv. Co. Ltd., a Panamanian company ("Interfinance"), 183,333 of which shares were issued in exchange for $200,000 in cash and 197,435 of which shares were issued in exchange for $26 in cash and a 7% promissory note. The promissory note was repaid as of June 28, 1996 from proceeds received from purchasers of a portion of the shares resold by Interfinance. On August 15, 1996, the Company sold an additional 30,769 shares of Common Stock to Interfinance for $1,000,000 consisting of $10,000 in cash and a 7% promissory note for $990,000. The note was repaid in full in November 1996. Pursuant to a subscription agreement entered into in November 1996, Interfinance subscribed for and the Company sold an additional 9,615 shares of Common Stock at $52.00 per share. In connection with that agreement, Mr. Combrinck transferred 5,769 shares to Interfinance for no additional consideration. In January 1997, Interfinance subscribed for an additional 153,846 shares of Common Stock at a purchase price of $13.00 per share. In addition, the Company granted Interfinance an option to purchase up to an additional 92,308 shares of Common Stock at $26.00 per share for a two year period commencing on completion of the purchase of the full 153,846 shares in accordance with the terms of the agreement. In connection with the agreement, Mr. Combrinck agreed to transfer, for no additional consideration, one share of Common Stock owned by him for each share purchased by Interfinance under the agreement. As of the date hereof, all amounts owing to the Company in respect of Interfinance's November 1996 and January 1997 subscriptions have been paid (giving effect to approximately $20,000 in credits for expenses incurred by Interfinance on behalf of the Company). The Company has agreed to register the resale of the shares purchased by Interfinance under the Securities Act of 1933. The Company believes that the terms of all transactions with Interfinance were as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.

In April, 1997, the Company's wholly-owned subsidiary, UTG Communications Belgium N.V., acquired all of the equity of Multicom N.V., an Antwerp, Belgium based company which offers direct and indirect dial services to more than 250 corporate customers. The purchase price was 11,101,043 BEF (approximately $317,000), payable 50% on April 9, 1997, 25% on May 2, 1997 and 25% on June
2,1997. Payment of the purchase price was secured by the pledge by Interfinance of 100,000 shares of the Company's Common Stock owned by Interfinance.

Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors (including Andreas Popovici) 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of Common Stock at a price of $7.80 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997. Interfinance acted as placement agent for these issuances. No underwriter's discount or fee was incurred by the Company in connection with these issuances. These issuances were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder.


On March 23, 1998, the Company issued 250,000 shares of Common Stock (post-reverse split) at a purchase price of $2.00 per share. In addition, for each share of Common Stock purchased, the subscriber received three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the subscriber to purchase up to an additional 500,000 shares of Common Stock upon the same terms and purchase price as for the initial purchase on or prior to September 30, 1998. In connection with this issuance, Interfinance acted as placement agent and is entitled to a placement fee of 3% of the gross proceeds to the Company. As of the date hereof, Interfinance has not enforced its right
to this fee.    The Company believes that the terms of all transactions with
Interfinance were as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.

The Company's principal executive offices utilize space provided by Mr. David Schlecht, for which the Company is obligated to pay a company controlled by Mr. Schlecht approximately $1,000 per month.


See "Item 10.Executive Compensation" for a description of employment and other compensation arrangements with the Company's executive officers and directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

See Index to Exhibits on page E-1.
(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1998


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   UTG COMMUNICATIONS INTERNATIONAL, INC.

                   By:/s/ Ueli Ernst
                      _________________________________________________
                    Ulrich Ernst, Chairman of the Board & Chief Executive
                    Officer


Date: July 14, 1998

                                 EXHIBIT INDEX

Reference is made below to exhibits indicated with the following footnotes which are incorporated herein by reference thereto:

(1) Filed with the U.S. Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form SB-2 (No. 333-8305) filed on July 17, 1996 (the "SB-2").
(2) Filed with the Commission as an exhibit to Amendment No. 1 to the SB-2 filed on August 16, 1996.
(3) Filed with the Commission as an exhibit to Amendment No. 2 to the SB-2 filed on August 30, 1996.
(4) Filed with the Commisison as an exhibit to the Company's Form 10-Q for the quarterly period ended December 31, 1996.
(5) Filed with the Commission as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 1997.
(6) Filed with the Commission as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(7) Filed with the Commission as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

Exhibits indicated with footnote (8) are executive contracts or compensatory plan arrangements filed pursuant to Part III, Item 2 of Form 10-KSB.

Exhibit No.     Description
-----------     -----------

3.1             Certificate of Incorporation of the Company (1)
3.1(a)          Amendment to Certificate of Incorporation of the Company (2)
3.1(b)          Amendment to Certificate of Incorporation of the Company (3)
3.1(c)          Amendment to Certificate of Incorporation of the Company
3.2             By-laws of the Company (1)
10.1            Stock Purchase Agreement dated April 30, 1996 between
                Registrant and Tom Combrinck (2)
10.2            Subscription Agreement dated April 30, 1996 between Registrant and Interfinance Inv. Co. Ltd. for the purchase of 183,333 shares of Common Stock (2)
10.3            Subscription Agreement dated April 30, 1996 between Registrant and Interfinance Inv. Co. Ltd. for the purchase of 2,566,667 shares of Common Stock (2)
10.4            Promissory Note in the principal amount of $2,799,974, dated
                April 30 1996, by Interfinance Inv. Co. Ltd. in favor of
                Registrant (2)
10.5            Security and Pledge Agreement dated April 30, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.6            Registration Rights Agreement dated April 30, 1996 between
                Registrant and

                Interfinance Inv. Co. Ltd. (2)
10.7 Agreement dated December 21, 1995 between Registrant and Telemedia International, together with Assignment dated July 1, 1996 (2)
10.8            Lease beginning April 1, 1996 between Registrant and Guido M.
                Renggli (2)
10.9            Management Agreement dated March 14, 1996 between Registrant and Andreas Popovici (2), (8)
10.10 Management Agreement dated April 4, 1996 between Registrant and Franco Reinschmidt (2), (8)
10.11           Form of Customer Contract of Registrant (2)
10.12           Subscription Agreement dated August 15, 1996, between
                Registrant and Interfinance Inv. Co. Ltd., for the purchase of 400,000 shares of Common Stock (2)
10.13           Promissory Note in the principal amount of $990,000 dated
                August 15, 1996, by Interfinance Inv. Co. Ltd., in favor of the Registrant (2)
10.14 Security and Pledge Agreement dated August 15, 1996 between Registrant and Interfinance Inv. Co. Ltd. (2)
10.15 Subscription Agreement dated as of January 15, 1997 between the Company and Interfinance Inv. Co. Ltd. (4)
10.16           Subscription Agreement dated as of November 21, 1996 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17 Joint Instructions of Registrant and Thomas Combrinck and Interfinance Inv. Co. Ltd. dated January 16, 1997 (5)
10.18 Consultancy Agreement effective September 1, 1996 between UTG Communications (Europe) AG and Birand Ltd. (5), (8)
10.19 Share Purchase Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG. (5)
10.20           Pledge Agreement among UTG Communications Belgium N.V., Messrs.
                Luc and Tom Van den Bogart and UTG Communications Holding AG.
                (5)
10.21 Employment Agreement dated June 30, 1997 between the Registrant and Keith Rhea (5), (8)
10.22 Cooperation Agreement dated August 6, 1997 betweenTrafficom and UTG Hungary (6)
10.23           Consulting Agreement between the Company and Telepath, Ltd. (7),
                (8)
10.24 Share Purchase Agreement dated December 29, 1997 between Portmann Trading AG and UTG Communications Holding AG
10.25 Share Purchase Agreement dated _______ between Portmann Trading AG and UTG Communications Holding AG
10.26 Asset Purchase Agreement dated December 30, 1997 between UTG Communications (Europe) AG and UTG Communications Holding AG
10.27 Subscription Agreement, dated as of January __, 1998 by and between the Registrant and Medfield Investment S.A. ("Medfield")
10.28           Agreement between Medfield and the Registrant, dated May 16,
                1998
10.29           Form of Warrant issued to Medfield
10.30 Registration Rights Agreement, dated as of March 23, 1998 between the Registrant and Medfield

10.31 Settlement Agreement among Fritz K. Wolff, Birand Ltd., TeleInvest Ltd. and UTG International, Inc., together with Share Purchase Agreement dated as of May 31, 1998 among Fritz K. Wolff, TeleInvest Ltd. and Interfinance Inv. Co. Ltd.
21.1            List of Subsidiaries
23.1            Consent of Merdinger, Fruchter, Rosen & Corso, P.C.
27.1            Financial Data Schedule

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED MARCH 31, 1997



                                 INDEX
                                 -----


INDEPENDENT AUDITORS' REPORT                         F2


CONSOLIDATED BALANCE SHEETS                          F3 - F4


CONSOLIDATED STATEMENTS OF OPERATIONS                F5 - F6


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY      F7


CONSOLIDATED STATEMENTS OF CASH FLOWS                F8 - F9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F10 - F20

                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
UTG COMMUNICATIONS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants

New York, New York
June 22, 1998

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,
                                                       ------------------------
         ASSETS                                           1998         1997
                                                       -----------  -----------
CURRENT ASSETS
    Cash and Cash Equivalents                           $  363,169   $  388,198
    Subscription Receivable (Note 2)                             -      670,000
    Accounts Receivable, Net of allowance for
     doubtful accounts of $263,617 and $75,925             354,233      815,106
    Other Receivables (Note 3)                             902,563            -
    Prepaid Expenses and Other Current Assets               74,318      167,508
                                                       -----------  -----------

        Total Current Assets                             1,694,283    2,040,812


Property and Equipment, at cost, Net of Accumulated
 Depreciation of $1,184,547 and $401,898 (Note 4)        2,311,164    1,618,316

Organization Costs, at cost, Net of Accumulated
 Amortization of $3,303 and $6,795                          10,162       27,286

Goodwill, at cost, Net of Accumulated Amortization
 of $6,561 and $-0-                                        245,118            -

Customer Lists, at cost, Net of Accumulated
 Amortization of $104,119 and $-0- (Note 6)                832,950            -

Deferred Taxes (Note 9)                                          -            -

Other Assets                                                78,665       12,218
                                                       -----------  -----------

        TOTAL ASSETS                                    $5,172,342   $3,698,632
                                                       ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                        --------------------------
                                                            1998          1997
                                                        ------------  ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank Overdraft                                        $         -    $  132,237
  Accounts Payable and Accrued Expenses                   1,369,818     3,208,711
  Capital Lease Obligation, Current (Note 10)               101,021        13,013
                                                        -----------   -----------

    Total Current Liabilities                             1,470,839     3,353,961

Capital Lease Obligation, Long-Term (Note 10)               469,958        14,132

Commitments and Contingencies (Note 10)                           -             -
                                                        -----------   -----------

    TOTAL LIABILITIES                                     1,940,797     3,368,093
                                                        -----------   -----------

STOCKHOLDERS' EQUITY (Notes 2,7,11 & 12)
  Preferred stock - $.01 Par Value, Authorized
   10,000,000 Shares; None Issued and Outstanding                 -             -

  Common Stock - $0.00001 Par Value, Authorized
   60,000,000 Shares; 1,303,154 and 1,018,923
   Issued and Outstanding                                        13            10

  Additional Paid-in Capital                              7,925,628     7,180,631

  Accumulated Deficit                                    (4,551,224)   (6,712,669)

  Cumulative Foreign Currency Translation Adjustment     (  142,872)   (  137,450)

  Minority Interest                                               -            17
                                                        -----------   -----------

    Total Stockholders' Equity                            3,231,545       330,539
                                                        -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,172,342   $ 3,698,632
                                                        ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                      F4

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For The Years Ended
                                                          March 31,
                                                  -------------------------
                                                    1998            1997
                                                  ----------    -----------
NET SALES                                         $2,319,631    $1,743,377

COST OF SALES                                      1,312,284     1,820,844
                                                  ----------    ----------

GROSS PROFIT                                       1,007,347    (   77,467)
                                                  ----------    ----------

SELLING AND TECHNICAL EXPENSES
  Consulting Fees                                     75,457       366,801
  Technical Fees                                      83,563     1,209,702
  Sales Salaries                                      34,148       371,366
  Other Selling Expenses                              30,252       105,526
                                                  ----------    ----------
    Total Selling and Technical Expenses             223,420     2,053,395
                                                  ----------    ----------

INCOME (LOSS) FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                 783,927    (2,130,862)
                                                  ----------    ----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Management and Consulting Fees                     248,170     1,231,148
  Salaries and Employee Benefits                     128,610       689,024
  Bad Debt Expense                                 1,026,900       611,987
  Depreciation and Amortization                      505,831       481,446
  Professional Fees                                  194,309       377,658
  Travel Expenses                                     40,379       160,601
  Rent Expense                                        46,468        88,983
  Insurance Expense                                   29,995        16,183
  Other Operating Expenses                           799,455       641,408
                                                  ----------    ----------
    Total General and Administrative Expenses      3,020,117     4,298,438
                                                  ----------    ----------

LOSS FROM OPERATIONS                              (2,236,190)   (6,429,300)


The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For The Years Ended
                                                                March 31,
                                                      ---------------------------
                                                          1998            1997
                                                      -----------     -----------
OTHER INCOME (EXPENSES)
  Interest Income                                              24          25,044
  Interest Expense                                    (   109,549)    (    37,688)
  Loss From Foreign Currency                          (     5,998)    (   123,012)
  Loss on Disposal of Fixed Asset                               -     (    47,151)
  Other Expenses                                      (    15,842)    (   100,562)
                                                      -----------     -----------
    Total Other Income (Expenses)                     (   131,365)    (   283,369)
                                                      -----------     -----------


LOSS BEFORE INCOME TAXES                               (2,367,555)     (6,712,669)

INCOME TAXES (Note 9)                                           -               -
                                                      -----------     -----------

LOSS FROM CONTINUING OPERATIONS                        (2,367,555)     (6,712,669)
                                                      -----------     -----------

DISCONTINUED OPERATIONS (Note 5)

  Loss From Operations of Discontinued
  Subsidiaries, Net of Income Tax                      (2,963,159)              -

  Gain on Sale of Discontinued Subsidiaries,
  Net of Income Taxes                                   7,492,159               -
                                                      -----------     -----------

    Total Gain on Discontinued Subsidiaries             4,529,000               -
                                                      -----------     -----------

NET INCOME (LOSS)                                     $ 2,161,445     $(6,712,669)
                                                      ===========     ===========

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
  Basic                                               $(     2.26)    $(     8.35)
                                                      ===========     ===========
  Diluted                                             $(     1.25)    $(     8.35)
                                                      ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                               $      2.06     $(     8.35)
                                                      ===========     ============
  Diluted                                             $      1.14     $(     8.35)
                                                      ===========     ============

The accompanying notes are an integral part of the consolidated financial statements.

            UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                             Additional                      Foreign
                                     Common Stock             Paid-In       Accumulated      Currency
                             ----------------------------
                                Shares         Amount         Capital         Deficit       Adjustment
                             ------------  --------------  --------------  -------------  --------------
Balance at March 31, 1996              -   $           -   $           -   $        -     $           -
Net Loss - For the Year
 Ended
 March 31, 1997                        -               -               -   (6,712,669)                -

Issuance of Common Stock      13,246,000             132       7,303,442            -                 -

Offering Costs                         -               -       ( 122,933)           -                 -

Cumulative Foreign
 Currency Translation
 Adjustment                            -               -               -            -     (     137,450)

Minority Interest                      -               -               -            -                 -
                             -----------   -------------   -------------   ------------   -------------

Balance at March 31, 1997     13,246,000             132       7,180,509     (6,712,669)    (   137,450)

Giving Effect to a 13:1
 Reverse
 Stock Split                 (12,227,077)  (         122)            122              -               -
                             -----------   -------------   -------------   ------------   -------------

Balance at March 31, 1997,
 Restated                      1,018,923              10       7,180,631     (6,712,669)  (     137,450)

Net Income For The Year
 Ended
 March 31, 1998                        -               -               -      2,161,445               -

Issuance of Common Stock,
 Giving
 Effect to a 13:1 Reverse
  Split                          284,231               3         744,997              -               -

Cumulative Foreign Currency
 Translation Adjustment                                -               -              -               -


Minority Interest                      -               -               -              -   (       5,422)
                             -----------   -------------   -------------   ------------   -------------

Balance at March 31, 1998      1,303,154   $          13   $   7,925,628   $(4,551,224)   $(    142,872)
                             ===========   =============   =============   ============   =============

                                                    Total
                                 Minority       Stockholders'
                                 Interest          Equity
                              ---------------  --------------
Balance at March 31, 1996     $            -   $            -
Net Loss - For the Year
 Ended
 March 31, 1997                            -      ( 6,712,669)

Issuance of Common Stock                   -        7,303,574

Offering Costs                             -     (    122,933)

Cumulative Foreign
 Currency Translation
 Adjustment                                -     (    137,450)

Minority Interest                         17               17
                              --------------     ------------

Balance at March 31, 1997                 17          330,539

Giving Effect to a 13:1
 Reverse
 Stock Split                               -               -
                              --------------     ------------

Balance at March 31, 1997,
 Restated                                 17          330,539

Net Income For The Year
 Ended
 March 31, 1998                            -        2,161,445

Issuance of Common Stock,
 Giving
 Effect to a 13:1 Reverse
  Split                                    -          745,000

Cumulative Foreign Currency
 Translation Adjustment       (           17)    (         17)


Minority Interest                          -     (      5,422)
                              --------------     ------------

Balance at March 31, 1998     $            -     $  3,231,545
                              ==============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For The Years Ended
                                                                               March 31,
                                                                  ------------------------------------
                                                                      1998                    1997
                                                                  -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                $  2,161,445            $(6,712,669)
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used by Operating Activities
  Common Stock Issued for Services                                            -                770,000
  Depreciation and Amortization                                         505,831                481,446
  Changes in Certain Assets and Liabilities:
    Increase in Accounts Receivable                                     439,605           (    910,385)
    Increase in Other Receivables                                 (   1,904,890)                     -
    Increase in Prepaid Expenses and Other Current Assets                89,418           (    180,795)
    Increase in Organization Costs                                       13,048           (     38,091)
    Increase in Other Assets                                      (      69,846)          (     13,654)
    Increase in Accounts Payable and Accrued Ex                   (   1,780,166)             3,551,000
                                                                  -------------           -------------
Total Cash Used by Operating Activities                           (     545,555)          (  3,053,148)
                                                                  -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets, Net                                   (   1,586,760)          (  2,263,081)
  Increase in Goodwill                                            (     304,535)                     _
                                                                  -------------           -------------
  For Cash Used by Investing Activities                           (   1,891,295)          (  2,263,081)
                                                                  -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Bank Overdraft                                                  -                147,793
  Increase in Loan Payable                                        (      26,928)                     -
  Increase in Capital Lease Payable                                     594,479                 30,338
  Proceeds from Subscription Receivable                                 670,000                      -
  Contribution to Capital                                               745,000              5,863,574
  Offering Costs                                                              -           (    122,933)
  Minority Interest                                               (          17)                    17
                                                                  -------------           -------------
Total Cash Provided By Financing Activities                           1,982,534              5,918,789
                                                                  -------------           -------------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                         429,287           (    214,362)
                                                                  -------------           -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         (      25,029)               388,198

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           388,198                      -
                                                                  -------------           -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $    363,169            $   388,198
                                                                  =============           =============

CASH PAID DURING THE YEAR FOR:
  Interest Expense                                                 $     64,609            $    37,688
                                                                  =============           =============
  Income Taxes                                                     $          -             $        -
                                                                  =============           =============


NON-CASH INVESTING AND FINANCING ACTIVITIES

Year Ended March 31, 1998:

In November 1997, the Company purchased an existing customer base for SFR 1,426,500 (approximately $937,000) in exchange for a loan payable to a third party (see also note 5).

Year Ended March 31, 1997:

The Company issued common stock in exchange for a stock subscription agreement. As of March 31, 1997 the receivable on the agreement totalled $670,000 for 51,538 shares.

The Company issued common stock totalling 57,693 shares as compensation for management and consulting services.

The Company issued common stock totalling 770 shares as payment for an outstanding debt.


   The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Presentation
            ---------------------

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

            The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

               1) UTG Telecom AG ("Telecom"), formerly known as UTG Communications Holding AG, ("UTG Holding"), incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

               2) UTG Communications (Europe) AG, ("Europe"), incorporated under the laws of Switzerland on March 28, 1996, disposed off (See Note 5d);

               3) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Telecom);

               4) United Telecom GMBH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Telecom);

               5) UTG Communications (Network), Ltd., ("UTG NET") incorporated under the laws of the United Kingdom on October 22, 1996, disposed off (See Note 5e).

               6) Multicom NV ("Multicom"), incorporated under the laws of Belgium (owned 100% by UTG Belgium);

               7) UTG Hungary ("Hungary") incorporated under the laws of Hungary on April 2, 1997, disposed off (See Note 5a);

               8) Tibesta Corporation N.V. ("Tibesta") incorporated under the laws of Curacao on December 24, 1996, disposed off (See Note
                   5c);

               9) Metatel Telemarketing N.V. ("Metatel") incoporated under the laws of the Netherlands on February 5, 1979, disposed off (See Note 5c); and

              10) UTG Communications France, S.A. ("UTG France") incorporated under the laws of France on June 9, 1997, disposed off (See
                   Note 5c).

            All significant intercompany accounts and transactions have been eliminated in consolidation.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      b)    Line of Business
            ----------------

            The Company is a switch-based provider of private voice, fax and data management telecommunication services throughout Europe and Canada.

      c)    Use of Estimates
            ----------------

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

      d)    Cash and Cash Equivalents
            -------------------------

            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      e)    Property and Equipment
            ----------------------

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

      f)    Organization Costs
            ------------------

            Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs have been capitalized and will be amortized over a period of five years.

      g)    Goodwill
            --------

            Goodwill represents the cost in excess of the fair market value of the acquisition of Multicom N.V. Amortization is being computed using the straight-line method over a period of forty years.

      h)    Customer Lists
            --------------

            Customer lists represents the cost of the acquisition of subscriber names at their fair market value. Amortization is being computed using the straight-line mthod over a period of three years.

      i)    Reclassifications
            -----------------

            Certain prior year amounts have been reclassified to conform with current year presentation.

      j)    Bank Overdraft
            --------------

            The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      k)    Translation of Foreign Currency
            -------------------------------

            The Company translates the foreign currency financial statements of its Swiss and Belgium subsidiaries, in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

      l)    Income Taxes
            ------------

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

      m)    Fair Value of Financial Instruments
            -----------------------------------

            The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of these instruments.

      n)    Stock-Based Compensation
            ------------------------

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

      o)    Long-Lived Assets
            -----------------

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

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      p)    Earnings Per Share
            ------------------

            During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

            The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                                  March 31,
                                                            --------------------
                                                               1998      1997
                                                            ---------  ---------
            Basic                                           1,046,756    803,846
            Diluted                                         1,896,756    803,846

NOTE 2 -    SUBSCRIPTION RECEIVABLE

            On January 15, 1997, the Company entered into a subscription agreement to sell 2,000,000 shares of its common stock to Interfinance Inv. Co., Ltd. ("IIC") for an aggregate price of $2,000,000. As of March 31, 1997, $1,285,000 was received relating to the agreement.

            As of March 31, 1997, $670,000 was recorded as a receivable. This amount was received during the first fiscal quarter of 1998. The Company received the remaining $45,000 relating to the subscription agreement during the second fiscal quarter of 1998.

NOTE 3 -    OTHER RECEIVABLES

               A)  UTG Communications (Europe) AG     $ 602,563
               B)  Former Director                      300,000
                                                      ---------
                                                      $ 902,563
                                                      =========

      A) This receivable represents a balance due from UTG Communications (Europe) AG, an unrelated thrid party. The balance relates to the sale of Europe. (See Note 5d).

      B) This receivable represents a balance due from a former director of the Company relating to a settlement of services provided and the sale of UTG Hungary. (See Notes 5a and 14).

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 4 -    PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                               March 31,
                                                      -------------------------
                                                          1998          1997
                                                      ------------  -----------
            Telecommunications Equipment              $ 3,155,377   $ 1,681,212
            Computer Equipment & Software                 203,157       227,571
            Furniture and Fixtures                        137,177       111,431
                                                      -----------   -----------
                                                        3,495,711     2,020,214
            Less: Accumulated Depreciation            ( 1,184,547)  (   401,898)
                                                      -----------   -----------
                                                      $ 2,311,164   $ 1,618,316
                                                      ===========   ===========

            Depreciation expense for the year ended March 31, 1998 and 1997 was $387,029 and $473,850, respectively.

NOTE 5 -    INVESTMENTS

      a) On April 2, 1997, Telecom founded UTG Communications Hungary, Ltd. ("UTG Hungary"), incorporated under the laws of Hungary. Telecom's initial investment in UTG Hungary was CHF 8,000.

            During the third quarter, the Company, in connection with a settlement reached with a former director and his related companies, transferred its interest in UTG Hungary to this director, in return for his assumption of all of UTG Hungary's debts and obligations. The Company's loss from its investment in UTG Hungary amounted to $49,638 Swiss Francs or approximately $32,607 which is included in the Company's loss.

      b) On April 2, 1997, UTG Belgium acquired a 100% ownership in Multicom NV ("Multicom"), an existing telecommunications company operating in the areas of direct and indirect dial for 11,101,043 Belgium Francs or approximately $317,000.

      c) On April 8, 1997, Telecom consummated the purchase of its 49% interest in Tibesta Corporation NV ("Tibesta"), a company incorporated under the laws of Curacao. Tibesta is the 100% parent of Metatel Telemarketing BV ("Metatel"), a company incorporated under the laws of the Netherlands. The purchase price for the company's 49% ownership interest in Tibesta was $10,551 of which $2,940 represented their 49% interest ownership in Metatel.

            On June 9, 1997, Metatel founded UTG Communications Francs S.A. ("UTG France"), a 94% owned company with an initial investment of 750,000 French Francs or approximately $129,500 of which 49% was paid by the Company.

            As of September 30, 1997, the Company's subsidiaries Tibesta, Metatel and UTG France were no longer active. The Company wrote off its investments in these companies. Loss from investments in these companies of $67,772 are included in loss from discontinued operations.

                                     F 14

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 5 -    INVESTMENTS (Continued)

      d) On November 30, 1997, an unrelated third party purchased from Telecom 100% of Europe for 1,000 Swiss Francs or approximately $700 and all of UTG Europe's assets and liabilities. The Company's loss from its investment in UTG Europe for the eight months ended November 30, 1997 amounted to 3,131,140 Swiss Francs or approximately $2,194,500 and is included in loss from discontinued operations. Due to significant losses in the prior year on UTG Europe and the current year loss, the sale resulted in a gain of 5,517,200 Swiss Francs or approximately $3,840,000 and is included in gain on disposal of discontinued operations.

      e) On December 1, 1997, an unrelated third party purchased from Telecom 100% of UTG Communications (Network) Ltd. For 1,000 Swiss Francs or approximately $700. The Company's loss from its investment in "UTG Net" for the eight months ending November 30, 1997 amounted to 618,900 British pounds or approximately $1,058,300 and is included in loss from discontinued operations. Due to significant losses in the prior year on UTG Network and the current loss, the sale resulted in a gain of 2,356,000 Swiss Francs or approximately $1,613,000 which is included in gain on disposal of discontinued operations.

NOTE 6 -    ACQUISITION OF ASSETS

            On December 1, 1997, after the sale of its ownership in UTG Europe to an unrelated third party, UTG Telecome purchased certain assets including property and equipment and customer lists from UTG Europe for a loan payable totalling approximately $4,020,300. These assets were recorded at cost which approximated their fair market value and are being depreciated over their estimated useful life.

NOTE 7 -    MINORITY INTEREST

            Minority interest represented less than a 1% share of the common equity of the Company's subsidiary UTG Telecom AG as of March 31, 1997. As of March 31, 1998, the Company owned 100% of UTG Telecom.

NOTE 8 -    FOREIGN OPERATIONS

            As described in Note 1b, substantially all of The Company's operations take place throughout Europe and Canada and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.

                      UTG COMMUNICATIONS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 AND 1997



NOTE 9 -  INCOME TAXES


          The components of the provision for income taxes is as follows:

          Current Tax Expense
            U.S. Federal                                                    $       -
            State and Local                                                         -
                                                                           -----------
          Total Current                                                             -
                                                                           -----------

          Deferred Tax Expense
            U.S. Federal                                                    $       -
            State and Local                                                         -
                                                                           -----------
          Total Deferred                                                            -
                                                                           -----------

          Total Tax Provision from Continuing
          Operations                                                       $        -
                                                                           ===========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                                              ( 34.0)%
          Deferred Tax Charge (Credit)                                              -
          Effect on Valuation Allowance                                          34.0%
          State Income Tax, Net of Federal Benefit                                  -
                                                                           ------------

          Effective Income Tax Rate                                               0.0%
                                                                           ===========

          At March 31, 1998 and 1997, the Company had net carryforward losses of approximately $4,551,000 and $6,713,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                      UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 AND 1997


NOTE 9 -    INCOME TAXES (Continued)

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                March 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------    ------------
            Deferred Tax Assets
            Loss Carryforwards                        $ 1,547,000     $ 2,282,000

            Less:  Valuation Allowance                 (1,547,000)     (2,282,000)
                                                      -----------      -----------

            Net Deferred Tax Assets                   $         -     $         -
                                                      ===========      ===========

            Net operating loss carryforwards expire starting in 2011 through 2012. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES


        a) On March 14, 1996, United Telegroup AG entered into a three year Management Agreement with Andreas Popovici (the "Popovici Agreement"), pursuant to which he serves as the Managing Director of Telecom. The agreement states that he will devote 200 working days to Telecom per year at an annual salary of approximately $179,000 and will also receive approximately $690 for each new customer he introduces to the Company during the first year and approximately $520 for each new Company customer he introduces to Telecom during the second and third year of the Agreement.

            Effective April 1, 1998, the Company and Mr. Popovici agreed to modify his previous employment arrangement. Pursuant to the new arrangement, Mr. Popovici serves as vice president of Telecom at an annual salary of SFR 180,000 or approximately $120,000. Mr. Popovici is reimbursed for expenses incurred in connection with the performance of his duties pursuant to the Company's policies in effect from time to time.

        b) As of March 31, 1997, the Company had a bank overdraft facility with Credit Suisse in Switzerland of CHF 300,000 (approximately $207,000), which bears interest at 6 1/4% per annum plus 1% on average overdraft in excess of fixed limit. The overdraft was personally guaranteed by an officer of the Company. During fiscal 1998, this overdraft line was cancelled. Furthermore, the Company had an overdraft position with the Union Bank of Switzerland. At March 31, 1997 the balance outstanding was 161,572 Swiss Francs or approximately $111,500. The balance beared interest of 7% per annum plus a commission of highest outstanding balance of 1/4%. During fiscal 1998, this overdraft line was also cancelled.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



NOTE 10 -  COMMITMENTS AND CONTINGENCIES (Continued)


      c) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                      Operating                             Capital
                                                       Leases                                Leases
                                                   -------------                           ------------
           1999                                    $     51,238                             $  176,999
           2000                                          51,238                                175,631
           2001                                          51,238                                175,631
           2002                                          51,238                                175,631
           2003                                          51,238                                 69,145
           2004 and
           thereafter                                         -                                     -
                                                   ------------                            ------------
            Total Minimum Lease Payments                256,190                             $  773,037
                                                   =============
           Less: Amounts Representing Interest                                                (202,059)
                                                                                           ------------
            Present Value of Future Minimum                                                    570,979
           Lease Payments                                                                     (101,021)
           Less: Current Maturities                                                        ------------
            Total                                                                          $   469,958
                                                                                           ============


           Rent expense under operating leases for the year ended March 31, 1998 and 1997 was $46,468 and $88,983, respectively.

     d) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $232,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.

     e) The Company's former subsidiary, UTG Europe, which was disposed of on November 30, 1997. (See Note 5) derived revenue from retail customers and carrier partners. For the year ending March 31, 1997, two carrier partners accounted for approximately 50% of the net sales. UTG Europe entered into agreements with these two carriers that continue through the fiscal year ending March 31, 1999 and renew automatically for two year cycles, unless terminated by either party in writing with one months notice.



     f) On June 30, 1997, the Company entered into an employment agreement with Keith Rhea to serve as Chief Operating Officer of the Company and a member of the Board of Directors and a consulting agreement with Telegraph Ltd. a company believed to be affiliated with Mr. Keith Rhea. The terms of the agreements were for three years beginning on July 7, 1997 for an annual base salary of $100,000 and an annual consulting fee of $80,000. The Company also issued non-transferable stock options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1 per share. The options expire after 5 years and shall fully vest within 2 1/2 years.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



NOTE 10 -  COMMITMENTS AND CONTINGENCIES (Continued)

      g) Although other providers of telephone communications provide international access services, UTG Telecom AG, the Company's Swiss subsidiary, was using a single provider, UTG Europe AG, for international access services from December 1997 through March 31, 1998. (See also Note 5d).

NOTE 11 -  STOCKHOLDERS' EQUITY

           On January 10, 1998, the UTG Board of Directors authorized the issuance of an additional 40,000,000 common stock at $.0001 par value bringing total authorized common shares to 60,000,000. The Board also authorized the issuance of 10,000,000 preferred shares at $.01 par value. At the same time, a reverse split of one-for-thirteen shares was authorized to shareholders of record on March 24, 1998. Shareholders' equity has been restated at March 31, 1997, to give retroactive recognition to the reverse stock split for both periods presented by reclassifying from common stock to additional capital the reduced par value arising from the reverse split.

NOTE 12 -  STOCK OPTIONS

           In connection with the subscription agreement dated January 15, 1997 (See Note 2), the Company granted IIC an option to purchase up to an additional 92,308 as adjusted by reverse split shares of common stock at $26.00 per share for a two year period commencing on the completion of the purchase of the full 153,846 shares subscribed for.

           On March 25, 1997, the Company granted nonqualified stock options to purchase up to 7,692, 7,692 and 23,077 shares, respectively, as adjusted by reverse split to each of Ron Kuzon, David Schlecht and Fritz Wolff. The options are exercisable at $13.00 per share, vest in equal installments on the first, second and third anniversaries of the date of grant, and expire five years from the date of grant. As of March 31, 1998, these options expired due to the officers no longer being with the Company.

           On June 25, 1997, the Company granted to Mr. Allen Howe, an employee, a nonqualified stock option to purchase up to 13,846 shares, as adjusted by reverse split at an exercise price of $13.00 per share. The option vests in equal installments on July 1, 1997, July 1, 1998 and July 1, 1999. The option is exercisable as to any vested portion during the 12 month period commencing on July 1, 1999. If Mr. Howe remains employed by the Company through July 1, 1999, the Company agreed to pay Mr. Howe a cash bonus which can only be used to satisfy payment of the exercise price.

           On March 23, 1998, the Company issued 250,000 shares of Common Stock (post-reverse split) at a purchase price of $2.00 per share. For each share of Common Stock purchased, the subscriber received three warrants, each to purchase one share of Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five years from date of issuance.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



NOTE 13 -  GOING CONCERN

           The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 1998, the Company had a working capital of $223,444 and an accumulated deficit of $4,551,224. As of March 31, 1997, the company had a working capital deficit of $1,313,149 and an accumulated deficit of $6,712,669, the company's loss from operation for the years ended March 31, 1998 and 1997 were $2,236,190 and $6,429,300, respectively based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 14 -  SUBSEQUENT EVENTS

           On May 26, 1998, the Company's subsidiary, UTG Telecom AG, changed its name to Starfon Telecom Services AG.

           On January 8, 1998, the Company's subsidiary, UTG Telecom AG signed a service agreement for international access service with Cable & Wireless (Switzerland) AG ("C&W") for international direct dial service. C&W commenced providing these services after March 31,
           1998