Form 10QSB
period 1998-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1998-08-14
CIK 1018402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998



                        Commission File Number 333-08305



                     UTG COMMUNICATIONS INTERNATIONAL, INC.



       (Exact name of small business issuer as specified in its charter)


           Delaware                                   13-3895294
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

17 Cattano Avenue, Morristown, New Jersey                 07960
Address of principal executive offices)                 (Zip Code)

                                (973) 644-3161
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or -for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At August 13, 1998, there were 1,453,190 shares of Common Stock, par value $.00001 per share, outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                    UTG COMMUNICATIONS INTERNATIONAL, INC.

                                     INDEX



Part I

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

Item 1   Legal Proceedings
Item 2   Changes in Securities
Item 3   Defaults upon Senior Securities
Item 4   Submission of Matters to a Vote of Security-Holders
Item 5   Other Information
Item 6   Exhibits and Reports on Form 8-K

Signatures

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                        June 30.            March 31.
ASSETS                                                    1998                1998
                                                    --------------     -------------------
CURRENT ASSETS
Cash and Cash Equivalents (Note 1c)                        123,145       $         363,169
Subscription Receivable                                          0                       0
Accounts Receivable, Net of allowance for
 doubtful
Accounts at June 30, 1998 and March 31, 1998 of
$263,617 and $263,617 respectively                         466,710                 354,233
Other Receivables (Note 3)                                 869,928                 902,563
Prepaid Expenses and Other Current Assets                  205,756                  74,318
                                                    --------------         ---------------
Total Current Assets                                     1,665,540               1,694,283
Property and Equipment, at cost, Net of
 Accumulated
Depreciation at June 30, 1998 and March 31,
 1998 of
$1,284,120 and $1,184,547 respectively (Note 1g          2,410,585               2,311,164
 & 2)
Organization Costs, at cost, Net of Accumulated
Amortization at June 30, 1998 and March 31,
 1998 of
$0 and $3,303 respectively (Note 1d)                         3,451                  10,162

Goodwill, at cost, Net of Accumulated
 Amortization
of $19,304 and $6,561 (Note 1e)                            242,120                 245,118
Customer Lists, at cost, Net of Accumulated
 Amortization
of $156,179 and $ 104,119                                  780,781                 832,950
Deferred Taxes (Note 1L & 5)                                                             0
Other Assets                                                71,813                  78,665
                                                    --------------         ---------------
TOTAL ASSETS                                             5,174,290               5,172,342
                                                    ==============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft (Note 1h)                                         0                       0
Accounts Payable and Accrued Expenses                    1,555,042               1,369,818
due to Related Party                                         5,586                       0
Capital Lease Obligation, Current (Note 6)                 105,924                 101,021
                                                    --------------         ---------------
Total Current Liabilities                                1,666,552               1,470,839

Capital Lease Obligation, Long-Term (Note 6)               493,150                 469,958
Commitments and Contingencies (Note 6)                           0                       0
                                                    --------------         ---------------
TOTAL LIABILITIES                                        2,159,702               1,940,797
                                                    --------------         ---------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1 &
 7)
Common Stock - $0.00001 Par Value Authorized
20,000,000 shares; 1,383,190 and 1,303,190
Issued and Outstanding at June 30, 1998 and
March 31, 1998 respectively                                     14                      13
Additional Paid-in Capital                               8,085,628               7,925,628
Accumulated Deficit                                     (4,892,549)             (4,551,224)
Cumulative Foreign Currency Translation                   (178,504)               (142,872)
 Adjustment
Minority Interest (Note 3)                                       0                       0

                                                    --------------         ---------------
Total Stockholders' Equity (Deficit)                     3'014'589               3'231'545
                                                    --------------         ---------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         5'174'290               5'172'342
                                                    ======================================
The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                              For the Quarter ended
                                                        June 30,                June 30,
                                                    --------------------------------------
                                                          1998                    1997
                                                    --------------         ---------------
NET SALES                                                  580,869               1,317,401

COST OF SALES                                              303,257                 981,514
                                                    --------------         ---------------

GROSS PROFIT                                               277,612                 335,887
                                                    --------------         ---------------

SELLING AND TECHNICAL EXPENSES
Consulting Fees                                             75,561                  21,339
Technical Fees                                              45,252                 519,892
Sales Salaries                                             183,461                  79,554
Other Selling Expenses                                      27,186                  28,031
                                                    --------------         ---------------
Total Selling and Technical Expenses                       331,460                 648,816
                                                    --------------         ---------------

LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                                    (53,848)               (312,929)
                                                    --------------         ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                               6,644                 180,340
Salaries                                                         0                 202,371
Depreciation and Amortization                              164,376                 171,576
Professional Fees                                           47,775                  76,837
Travel Expenses                                              1,386                  25,933
Employment Agency Fees                                           0                  13,487
Rent Expenses                                               18,760                  49,375
Insurance Expenses                                               0                   8,754
Other Operating Expenses                                    46,755                 165,627
                                                    --------------         ---------------
Total General and Administrative Expenses                  285,697                 894,300
                                                    --------------         ---------------

LOSS FROM OPERATIONS                                      (339,545)             (1,207,229)
                                                    --------------         ---------------

OTHER INCOME (EXPENSES)
Interest Income                                                 36                      43
Interest Expense                                              (154)                (13,502)
Loss from Foreign Currency (Note 1i)                             0                 (20,540)
Other Income                                                   (21)                 41,762
                                                    --------------         ---------------
Total Other Income (Expenses)                                 (139)                  7,763
                                                    --------------         ---------------

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST                                         (339,684)             (1,199,466)

INCOME TAXES (Note 1l and 5)                                     0                       0
                                                    --------------------------------------

NET LOSS BEFORE MINORITY INTEREST                         (339,684)             (1,199,466)

Closing Subsidiary Costs                                    (1,641)
MINORITY INTEREST                                                0                     858
                                                    --------------         ---------------
NET LOSS                                                  (341,325)             (1,198,608)
                                                    ==============         ===============
LOSS PER COMMON SHARE (Note 1k)                              (0.25)                  (0.92)
                                                    ======================================

The accompanying notes are an integral part of the consolidated financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998

                   Common                          Additional                          Foreign                         Total
                   Stock                            Paid-In        Accumulated        Currency        Minority      Stockholders'
                 ----------------------------
                      Shares          Amount        Capital          Deficit         Adjustment       Interest         Equity
                                                                                                                      (Deficit)
                 ---------------------------- ---------------- ---------------- ---------------- -------------- -----------------
Balance at March      1,303,154           $13       $7,925,629      $(4,551,224)       $(142,872)             $0        $3,231,546
 31, 1998

Net Loss - For
 the Three months
 Ended June 30,               0             0                0         (341,325)               0                         (341,325)
  1998

Issuance of              80,000             1          159,999                0                0                          160,000
 Common Stock

Minority Interest             0             0                0                0                0              0                 0

Cumulative
 Foreign Currency
 Translation                  0             0                0                0          (35,632)             0           (35,632)
  Adjustment
                 -------------- ------------- ---------------- ---------------- ---------------- -------------- -----------------

Balance at June       1,383,154            14        8,085,628       (4,892,549)        (178,504)             0         3,014,589
 30, 1998
                 ============== ============= ================ ================ ================ ============== =================

The accompanying notes are an
integral part of the consolidated
financial statements.

                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             For the Quarter ended
                                                        June 30,                June 30,
                                                          1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                            (341,325)             (1,198,608)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities
    Depreciation and Amortization                        164,376                 171,576
    Changes in Certain Assets and Liabilities:
       Increase in Restricted Cash                             0                       0
       Increase in Accounts Receivable                  (112,477)               (252,053)
       Increase in Other Receivables                      32,635                (150,970)
       Increase in Prepaid Expenses                     (131,438)
       Increase in Organization Costs                      6,711                    (194)
       Increase / Decrease in Other Assets                 6,852                     109
       Increase in Due From Affiliate
       Due To/From Related Party                           5,586                  44,679
       Increase (Decrease) in Bank Overdraft                   0                 111,573
       Inc./(Dec.) Accounts Payable and
        Accrued Expenses                                 185,224               1,031,939
                                                        ---------------------------------

Total Cash Used by Operating Activities                 (183,856)               (241,949)
                                                        ---------------------------------

CASH FLOWS FROM INVESTING / (DIVESTING)
ACTIVITIES:
    Purchase of Fixed Assets, Net                       (198,886)               (230,974)
    Sale of Subsidiaries
    Increase / Decrease in Goodwill                       (9,745)               (289,465)
       Increase / Decrease in Customer List                    0
                                                        ---------------------------------
Total

Total Cash Used by Investing / (Divesting)              (208,631)               (520,439)
 Activities
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Notes Payable
    Increase in Capital Lease Payable                     28,095                  (3,048)
    Contribution to Capital                              160,000                 670,000
Preceeds from Loan                                             0                       0
    Offering Costs                                             0                       0
    Minority Interest                                          0                    (858)
                                                        ---------------------------------

Total Cash Provided By Financing Activities              188,095                 666,094
                                                        ---------------------------------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                          (35,632)                (45,139)

NET INCREASE IN CASH AND CASH EQUIVALENTS                 (240,024)          (141,433)

CASH AND CASH EQUIVALENTS - BEGINNING                      363,169           388,198
                                                    ---------------------------------

CASH AND CASH EQUIVALENTS - ENDING                         123,145           246,765
                                                     =============     =============

CASH PAID DURING THE PERIOD FOR:
    Interest Expense                                          (154)          (13,502)
                                                     =============     =============

    Income Taxes                                                 0                 0
                                                     =============     =============

---
                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998


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

     For further information refer to the consolidated financial statements and footnotes included in Form 10-KSB for the year ended March 31, 1998.

     The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its majority-owned and/or controlled subsidiaries:

     1) Starfon Telecom Services AG, ("Starfon "), formerly UTG Communications Holding AG, incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

     2) UTG Communications Belgium N.V., ("UTG Belgium"),incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTG Holding);

     3) Multicom N.V., ("Multicom"), incorporated under the laws of Belgium on April 2, 1997 (owned 100% by UTG Belgium);

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

     f)   Customer lists

          Customer list presents the costs of the acquisition of subscriber names at their fair market value. Amortisation is being computed using the straight line method over a period of three years.

     g)   Property and equipment

          Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

     h)   Bank Overdraft

          The Company maintains overdraft facilities at certain banks. Such overdraft positions are included in current liabilities.

     i)   Translation of Foreign Currency

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

     j)   Use of Estimates


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

     k)   Loss Per Share

          Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 1,343,190. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

     l)   Income Taxes

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

     o)   Long-Lived Assets

          In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued (SFAS No. 121). SFAS No.121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at June 30, 1998:
     Telecommunications Equipment               $ 3,691,705
     Computer Equipment & Software
     Furniture and Fixtures

             Less: Accumulated Depreciation            (1,284,120)
                                                      ------------
                                                      $ 2,410,585
                                                      ============

 Depreciation expense for the three months ended June 30, 1998 was $101,633.

NOTE 3 - MINORITY INTEREST

          At June 30, 1998 there are no longer any minority interests in the Company or any of its subsidiaries.

NOTE 4 - FOREIGN OPERATIONS

          As described in Note 1b, substantially all of The Company's operations take place throughout Europe and Canada and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.

NOTE 5 - INCOME TAXES

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
                                                              ==========

          At June 30, 1998, the Company had net carryforward losses of approximately $4,892,549. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1998 are as follows:

          Deferred Tax Assets
          Loss Carryforwards                              $ 4,892,549
          Less: Valuation Allowance                        (4,892,549)
                                                           -----------
          Net Deferred Tax Assets                         $        --
                                                           ===========

          Net operating loss carryforwards expire starting in 2007 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

             a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

    1999                                           51,238
    2000                                           51,238
    2001                                           51,238
    2002                                           51,238
    2003 and thereafter                            51,238
                                                 ---------
Total Minimum Lease Payments                      256,190
                                                 =========

Less: Amounts Representing Interest                     0

              Present Value of Future Minimum
               Lease Payments
              Less: Current Maturities                  0
                                                 ---------

                     Total                        256,190

   Rent expense under operating leases for the three months ended June 30,

    1998 was $18,760.


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


NOTE 7 - STOCK OPTIONS

         Effective June 30, 1998, the Company issued 80,000 shares of Common Stock to an investor for a purchase price of $2.00 per share. For each share of Common Stock purchased, the investor received three warrants, each to purchase one share of Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five years from date of issuance.

NOTE 8 - SUBSEQUENT EVENTS

     The Company is currently developing a credit card based phone service for the Swiss market. When completed, the credit card holder can use the credit card as a post-paid phonecard benefiting from discounts for international and national long distance communication compared to the rates of Swisscom. The Company expects to be able to launch this product and program in the near future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended June 30, 1998. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. The Company has received an aggregate of approximately $8,085,628 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue to date has been generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise small and medium-sized companies located in Switzerland, Belgium and the United Kingdom. As previously reported, the Company has been granted an International Simple Resale ("ISR") license from the United Kingdom Secretary of State for Trade of Industry. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL permits the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. The IFL license application has been granted in this quarter.

While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries, including the purchase of Multicom NV ("Multicom"), a long distance reseller headquartered in Antwerp, Belgium, in June 1997.

During the quarter ended June 30, 1998, for marketing purposes, UTG Telecom AG ("Telecom") was renamed Starfon Telecom Services AG ("Starfon").

Following the regulatory opening of the Swiss and European Telecommunications markets on January 1, 1998, it is no longer necessary to route all outgoing calls via London. Applicable telecommunications regulations now permit interconnection with all European countries. This revision is expected to save the Company a considerable amount of fixed overhead costs, and management believes that this development is likely to facilitate economical selfsustaining operations for the Company within a shorter period of time than originally contemplated.

In Germany, the Company has undertaken the development of an international calling card project for a large bank and insurance company. In its efforts to focus on profitable markets the company is reviewing this project to determine whether future investment or divestment is appropriate. The Company is currently exploring several opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operations into other European countries as and when business, market and regulatory conditions permit.

There can be no assurance that the Company's efforts in any of the foregoing countries will result in successful commercial operations. The Company's goal is to focus on its current operations and, under the new management, to streamline costs and to target optimal network capacity utilization.

Financial Condition

At June 30, 1998, the Company had a working capital deficit of $12 and an accumulated deficit of $4'892'549, as compared to a positive working capital and accumulated deficit of $223,444, and $4`551`2246, respectively, at March 31, 1998.

Effective June 30, 1998, the Company exercised a call option under a subscription agreement, dated January 17, 1998 and sold to an accredited and sophisticated investor 80,000 shares of common stock at a price of $ 2.00 and, for no additional consideration, warrants to purchase an additional 80,000 shares of common stock at 3.00, 4.00, 4.50 per share. As of June 30, 1998, the Company had received $160,000 for such shares and warrants.

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

Based upon the Company's plan of operation, the Company estimates that its existing financing resources (including the available resources pursuant to the call right under the above-mentioned subscription agreement) together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

Accounts payable and accrued expenses amounted to approximately $1,555,042 at June 30, 1998 compared to $1,369,818 at March 31, 1998.

Results of operations

During the quarter ended June 30, 1998, the Company continued its revised management program under which it has implemented a system of controls and assessments to more closely monitor gross profits, expenses and costs. In addition, the Company is applying principles of lean management. Pursuant to these management changes, the Company expects to realize significant savings and further expects that its operations can be profitable within a reasonable period of time, however there can be no assurance in this regard.

Sales

During the quarter ended June 30, 1998, the Company recorded net sales of $580,869, compared to $1,317,401 during the quarter ended June 30, 1997. The decrease in sales resulted from a 2 1/2 month interruption in the Company`s services to carriers during the quarter ended June 30, 1998 because of the relocation and upgrading of the Company's switches in the United Kingdom. The Company expects these switches to be fully operational in the next quarter. The gross margin for the three months ended June 30, 1998 increased to $277,612 (or 47.8% of the Company sales ) as compared to the same period in 1997 which was $335,887 (or 25.5 % of the Company sales). This increase in gross profit reflects the fact that the Company's cost of sales have decreased.

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

Cost of Sales

Cost of sales was $303,257 for the quarter ended June 30, 1998, as compared to $981,514 for the equivalent period in 1997, of which approximately 50% being for carrier charges and the balance being attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. This decrease is the result of the Company's new management and business strategy and the Company's ability to purchase services from carriers at competitive rates. Cost of sales have also decreased because of the relatively smaller proportion of fixed costs related to leased lines, which are incurred regardless of the amount of traffic carried, compared to the carrier costs, which vary depending on the amount of traffic carried.

Selling and Technical Expenses

Selling and technical expenses for the quarter ended June 30, 1998 were $331,460, compared to $648,816 for the quarter ended June 30, 1997. The decrease is the result of the Company's restructuring process in which a program of cost cutting measures has been implemented to limit expenses.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 1998 were $285,697, compared to $894,300 for the quarter ended June 30, 1997. These expenses decreased because of the reduction of overhead costs, including management and consulting fees, salaries, travel expenses and other operating expenses.

Net Income/Loss

The Company realized net sales of $580,869 in the quarter ended June 30, 1998 and a net loss for the three months ended June 30, 1998 of $341,325 compared to sales of $1,317,401 and a net loss of $1,198,608 during the quarter ended June 30, 1997. The relative decrease of the net loss is reflecting the more limited nature of the Company's operations with less overhead, personnel expenses, depreciation and other operating expenses. Significant contributing factors to the Company's loss during the quarter ended June 30, 1998 were depreciation and amortization expenses of $164,376 and consultancy fees for building up new systems in an estimated amount of $150,000, as well as the strongly reduced revenues from the wholesale business in the United Kingdom due to the relocation and upgrading of the Company's switches there. Management anticipates substantially higher revenue in the near future.

FORWARD-LOOKING STATEMENTS

Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in the Company's Registration Statement on Form SB-2, Registration No. 333-8305 and the information detailed in the Company's Form 10-KSB for the fiscal year ended March 31, 1998 and this Form 10-QSB under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Company's other filings with the Securities and Exchange Commission.

Certain statements in this Report under Item 1 and Item 6 regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995,including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form SB-2, Registration No. 333-8305, which was declared effective on September 6, 1996.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective June 30, 1998, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 80,000 shares of common stock at a price of $ 2.00 and, for no additional consideration, warrants to purchase an additional 80,000 shares of common stock at 3.00, 4.00, 4.50 per share. As of June 30, 1998, the Company had received an amount equal to $160,000 for such shares and warrants. In connection with this issuance, Interfinance Investment Ltd., an affiliate of the Company controlled by the Company's Chief Executive Officer acted as placement agent and is entitled to a placement fee of 3% of the gross proceeds to the Company. As of the date hereof, Interfinance has not enforced its right to this fee. Under the terms of the subscription agreement, as amended, the Company has the right,subject to certain conditions, to request the subscriber to purchase up to an additional 420,000 shares of Common Stock upon the same terms and purchase price on or prior to September 30, 1998. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."


Item 3   Defaults upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders

         Not Applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


Part II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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


                              UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: August 14, 1998             By:  /s/ Ueli Ernst
                                       ---------------------------------------
                                       Ueli Ernst, Chairman and CEO
                                       (Principal Executive Officer)