Form 10QSB
period 1998-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1998-11-16
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or -for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At November 13, 1998, there were 1,523,190 shares of Common Stock, par value $.00001 per share, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     UTG COMMUNICATIONS INTERNATIONAL, INC.

                                      INDEX

Part I

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II OTHER INFORMATION

Item 1      Legal Proceedings
Item 2      Changes in Securities
Item 3      Defaults upon Senior Securities
Item 4      Submission of Matters to a Vote of Security-Holders
Item 5      Other Information
Item 6      Exhibits and Reports on Form 8-K

Signatures

                            UTG COMMUNICATIONS INTERNATIONAL, INC.
                                       AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                               September 30,       March 31,
ASSETS                                                             1998              1998
                                                                (unaudited)
                                                                -----------       -----------

CURRENT ASSETS
Cash and Cash Equivalents (Note 1c)                                  75,294       $   363,169
Accounts Receivable, Net of Allowance for Doubtful
  Accounts at September 30, 1998 and March 31, 1998 of
  $290,067 and $263,617 respectively                                443,423           354,233
Other Receivables                                                 1,069,938           902,563
Prepaid Expenses and Other Current Assets                           548,787            74,318
                                                                -----------       -----------
Total Current Assets                                              2,137,443         1,694,283

Property and Equipment, at cost, Net of Accumulated
  Depreciation at September 30, 1998 and March 31, 1998 of
  $1,644,840 and $1,184,547 respectively (Notes 1g and 2)         2,751,319         2,311,164

Organization Costs, at cost, Net of Accumulated
  Amortization at September 30, 1998 and March 31, 1998
  of $0 and $3,303 respectively (Note 1d)                             3,789            10,162
Investment                                                           54,544                --

Goodwill, at cost, Net of Accumulated Amortization
  of $19,304 and $6,561 (Note 1e)                                   269,883           245,118
Customer Lists, at cost, Net of Accumulated Amortization
  of $156,179 and $ 104,119                                         914,335           832,950
Deferred Taxes (Notes 1l and 5)                                          --                --
Other Assets                                                         78,675            78,665
                                                                -----------       -----------
TOTAL ASSETS                                                    $ 6,209,988       $ 5,172,342
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loan                                                                371,250                --
Accounts Payable and Accrued Expenses                             1,834,143         1,369,818
Capital Lease Obligation, Current (Note 6)                          108,716           101,021
                                                                -----------       -----------
Total Current Liabilities                                         2,314,109         1,470,839

Capital Lease Obligation, Long-Term (Note 6)                        537,070           469,958
Commitments and Contingencies (Note 6)                                   --                --
                                                                -----------       -----------
TOTAL LIABILITIES                                               $ 2,851,179       $ 1,940,797
                                                                -----------       -----------
STOCKHOLDERS' EQUITY (Note 1)
Common Stock - $0.00001 Par Value Authorized
  20,000,000 shares; 1,456,190 and 1,303,190
  Issued and Outstanding at September 30, 1998 and
  March 31, 1998 respectively                                            15                13
Additional Paid-in Capital                                        8,225,626         7,925,628
Accumulated Deficit                                              (5,098,852)       (4,551,224)
Cumulative Foreign Currency Translation Adjustment                  232,019          (142,872)
Minority Interest (Note 3)                                               --                --
                                                                -----------       -----------
Total Stockholders' Equity                                        3,358,808         3,231,545
                                                                -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $ 6,209,987       $ 5,172,342
                                                                ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Quarter ended            For the six months ended
                                                     September 30,                      September 30,
                                              (unaudited)                        (unaudited)
                                               ---------       -----------       -----------------------------
                                                  1998             1997             1998              1997
                                               ---------       -----------       -----------       -----------
NET SALES                                        764,866         1,521,888         1,345,735       $ 2,839,289
COST OF SALES                                    494,130         1,571,006           797,387         2,552,520
                                               ---------       -----------       -----------       -----------
GROSS PROFIT                                     270,736           (49,118)          548,348           286,769
                                               ---------       -----------       -----------       -----------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                   43,111             6,930           118,672            28,269
Technical Fees                                   111,413           392,813           156,665           912,705
Sales Salaries                                   137,541           156,690           294,975           236,244
Other Selling Expenses                            13,672            28,251            40,858            56,282
                                               ---------       -----------       -----------       -----------
Total Selling and Technical Expenses             305,737           584,684           611,170         1,233,500
                                               ---------       -----------       -----------       -----------
LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                          (35,001)         (633,802)          (62,822)         (946,731)
                                               ---------       -----------       -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                        --           283,173             6,644           463,513
Salaries                                          31,527           209,092            57,554           411,463
Depreciation and Amortization                    183,041           276,909           347,418           448,485
Professional Fees                                 79,977            80,223           127,752           157,060
Travel Expenses                                   22,926             8,215            24,312            34,148
Employment Agency Fees                                --             1,196                --            14,683
Rent Expenses                                     21,196            79,010            39,956           128,385
Insurance Expenses                                 8,650            20,899             8,650            29,653
Other Operating Expense                           76,732           183,223           123,487           348,850
                                               ---------       -----------       -----------       -----------
Total General and Administrative Expenses        424,049         1,141,940           735,773         2,036,240
                                               ---------       -----------       -----------       -----------
LOSS FROM OPERATIONS                            (459,050)       (1,775,742)         (798,595)       (2,982,971)
                                               ---------       -----------       -----------       -----------
OTHER INCOME (EXPENSES)
Interest Income                                       22               692                58               735
Interest Expense                                   1,360           (29,480)            1,206           (42,982)
Loss from Foreign Currency (Note 1i)             (14,184)          (12,799)          (14,184)          (33,339)
Other Expense                                       (201)          (77,028)             (222)          (35,266)
                                               ---------       -----------       -----------       -----------
Total Other Income (Expenses)                    (13,003)         (118,615)          (13,142)         (110,852)
                                               ---------       -----------       -----------       -----------
NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST                               (472,053)       (1,894,357)         (811,737)       (3,093,823)
                                               ---------       -----------       -----------       -----------
NET LOSS BEFORE MINORITY INTEREST               (472,053)       (1,894,357)         (811,737)       (3,093,823)
                                               ---------       -----------       -----------       -----------

Extraordinary Income                             282,296                --           282,296                --
Closing Subsidiary Costs                          (1,049)               --            (2,690)               --
MINORITY INTEREST                                     --                --                --                --
                                               ---------       -----------       -----------       -----------

NET LOSS                                       $(190,806)      $(1,894,357)      $  (532,131)      $(3,093,823)
                                               =========       ===========       ===========       ===========
LOSS PER COMMON SHARE (Note 1j)                    (0.12)            (1.82)            (0.37)            (2.99)
                                               =========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

                                      Common Stock        Additional                                      Foreign       Total
                                   -------------------     Paid-In        Accumulated       Currency      Minority  Stockholders'
                                     Shares     Amount     Capital          Deficit        Adjustment     Interest     Equity
                                   -------------------    ----------      -----------       ---------       ---      -----------
Balance at March 31, 1998          1,303,154      13      $7,925,628      $(4,551,224)      $(142,872)      $--      $ 3,231,545

Net Loss - For the six months
  ended September 30, 1998                --      --              --      $  (547,628)             --        --      $  (547,628)

Issuance of Common Stock             150,000       2         299,998               --              --        --          300,000

Minority Interest                         --      --              --               --              --        --               --

Cumulative Foreign Currency
  Translation Adjustment                  --      --              --               --         374,891        --          374,891
                                   ---------    ----      ----------      -----------       ---------       ---      -----------

Balance at September 30, 1998      1,453,154      15       8,225,626       (5,098,852)        232,019        --        3,358,808

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          For the six months ended
                                                        September 30,   September 30,
                                                             1998            1997
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                 (532,131)      (3,093,823)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities
  Depreciation and Amortization                             347,418          381,697
  Changes in Certain Assets and Liabilities:
    Increase in Restricted Cash                                  --          (41,563)
    Increase/Decrease in Accounts Receivable                (89,190         (214,254)
    Increase in Other Receivables                          (167,375)              --
    Increase in Prepaid Expenses                           (474,469)         (70,322)
    Decrease in Organization Costs                            6,373          (10,411)
    Increase in Other Assets                                    (10)             (10)
    Change in Due From Affiliate                                 --               --
    Due To/From Related Party                                    --               --
    Increase in Bank Overdraft                                   --           83,883
    Increase in Accounts Payable and Accrued Expenses       464,325        2,680,264
                                                           --------       ----------
Total Cash Used by Operating Activities                    (445,059)        (284,539)
                                                           --------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets, Net                            (563,044)        (957,331)
  Investment for Subsidiary Establishment                   (54,544)              --
  Increase in Goodwill                                      (24,765)        (275,174)
  Increase in Customer List                                 (81,385)              --
                                                           --------       ----------
Total Cash Used by Investing Activities                    (723,738)      (1,232,505)
                                                           --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Bonds                                         371,250               --
  Increase in Capital Lease Payable                          74,807          508,763
  Contribution to Capital                                   299,998          840,000
Preceeds from Loan                                               --               --
  Offering Costs                                                 --               --
  Minority Interest                                              --               --
                                                           --------       ----------
Total Cash Provided By Financing Activities                 746,055        1,348,763
                                                           --------       ----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                    374,891           32,357

NET INCREASE IN CASH AND CASH EQUIVALENTS                   (47,851)        (135,924)

CASH AND CASH EQUIVALENTS - BEGINNING                       123,145          388,198
                                                           --------       ----------
CASH AND CASH EQUIVALENTS - ENDING                           75,294          252,274
                                                           ========       ==========
CASH PAID DURING THE PERIOD FOR:
  Interest Expense                                            1,206          (29,480)
                                                           ========       ==========

  Income Taxes                                                 (200)              --
                                                           ========       ==========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

      The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its majority-owned and/or controlled subsidiaries:

      1) Starfon Telecom Services AG, ("Starfon"), formerly UTG Communications Holding AG, incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

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

      k)    Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 1,418,194. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

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

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows at September 30, 1998:
      Telecommunications Equipment                    $ 4,396,159
      Computer Equipment & Software
      Furniture and Fixtures

            Less: Accumulated Depreciation             (1,644,840)
                                                      -----------
                                                      $ 2,751,319
                                                      ===========

      Depreciation expense for the three months ended September 30, 1998 was $316,154.

NOTE 3 - MINORITY INTEREST

          At September 30, 1998 there are no longer any minority interests in the Company or any of its subsidiaries.

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
                                                          ==========

            At September 30, 1998, the Company had net carryforward losses of approximately $5,067,588. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 1998 are as follows:

            Deferred Tax Assets
            Loss Carryforwards                          $ 5,067,588
            Less: Valuation Allowance                    (5,067,588)
                                                        -----------
            Net Deferred Tax Assets                     $        --
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

            a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

  1999                                             51,238
  2000                                             51,238
  2001                                             51,238
  2002                                             51,238
  2003 and thereafter                              51,238
                                                  -------
Total Minimum Lease Payments                      256,190
                                                  =======

Less: Amounts Representing Interest                     0

            Present Value of Future Minimum
            Lease Payments
            Less: Current Maturities                    0
                                                  -------

                             Total                256,190

      Rent expense under operating leases for the six months ended September 30, 1998 was $39,956.

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

NOTE 7 Subsequent Events

      None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended September 30, 1998. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

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

The Company's revenue to date has been generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise small and medium-sized companies located in Switzerland, Belgium and the United Kingdom. As previously reported, the Company has been granted an International Simple Resale ("ISR") license from the United Kingdom Secretary of State for Trade of Industry. The ISR license permits the Company to engage in the international resale of telecom services. The Company has filed an application to the United Kingdom Department of Trade and Industry for the issuance of an International Facility License ("IFL"). The IFL permits the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. The IFL license application has been granted during the quarter ended September 30, 1998.

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

In Germany, the Company has undertaken the development of an international calling card project for a large bank and insurance company. In its efforts to focus on profitable markets, the Company is in the process of evaluating this project to determine whether future investment or divestment is appropriate. The Company is currently exploring several opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operations into other European countries as and when business, market and regulatory conditions permit.

There can be no assurance that the Company's efforts in any of the foregoing countries will result in successful commercial operations. The Company's goal is to focus on its current operations and, under the new management, to streamline costs and to target optimal network capacity utilization.

Financial Condition

At September 30, 1998, the Company had a working capital deficit of $176,666 and an accumulated deficit of $5,067,588, as compared to a positive working capital and accumulated deficit of $223,444, and $4,551,2246, respectively, at March 31, 1998.

Effective September 30, 1998, the Company exercised a call option under a subscription agreement, dated January 17, 1998 and sold to an accredited and sophisticated investor 70,000 shares of common stock. As of September 30, 1998, the Company had received $140,000 for such shares and warrants.

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through March 1999. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to the switch in London for routing.

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

Accounts payable and accrued expenses amounted to approximately $1,834,143 at September 30, 1998 compared to $1,369,818 at March 31, 1998.

Results of operations

During the quarter ended September 30, 1998, the Company continued its revised management program under which it has implemented a system of controls and assessments to more closely monitor gross profits, expenses and costs. In addition, the Company is applying principles of lean management. Pursuant to these management changes, the Company expects to realize significant savings and further expects that its operations can be profitable within a reasonable period of time, however there can be no assurance in this regard.

Sales

During the quarter ended September 30, 1998, the Company recorded net sales of $764,866 compared to $1,521,888 during the quarter ended September 30, 1997. Compared to the sales of $580,869 for the quarter ended June 30, 1998, the Company recorded an increase of 31.7% resulting from significant internal growth. Sales in the 6 months ending September 30, 1998 were $1,345,735 compared to $2,839,289 in the equivalent period in 1997. In the wholesale division the Company's services to carriers continued to be interrupted during the quarter ended September 30, 1998 because of the relocation and upgrading of the Company's switches in the United Kingdom. Due to technical difficulties, these switches in the United Kingdom are not operational at this time. However, the Company expects these switches to be fully operational in the next quarter and to have orders from carriers in place.

The gross margin for the three months ended September 30, 1998 increased to $270,736 or 36.4% of the Company sales as compared to the same period in 1997 which was negative ($ 49,118) or minus 3.2 % of the Company sales. For the 6 months ended September 1998, the gross margin increased to $548,348 compared to $286,769 of the same period in 1997. This increase in gross profit reflects the fact that the Company's cost of sales have decreased.

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

Cost of Sales

Cost of sales was $494,130 for the quarter ended September 30, 1998, as compared to $1,571,005 for the equivalent period in 1997, of which approximately 50% being for carrier charges and the balance being attributable to costs for leased lines and related activities whereas the cost of sales for the 6 months period ended September 30, 1998 was $797,387, compared to $2,552,520 for the same period in 1997. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. This decrease is the result of the Company's new management and business strategy and the Company's ability to purchase services from carriers at competitive rates. Cost of sales have also decreased because of the relatively smaller proportion of fixed costs related to leased lines, which are incurred regardless of the amount of traffic carried, compared to the carrier costs, which vary depending on the amount of traffic carried.

Selling and Technical Expenses

Selling and technical expenses for the quarter ended September 30, 1998 were $337,264,compared to $584,684 for the quarter ended September 30, 1997 and $668,724 for the 6 months period ended September 30, 1998, compared to $1,233,500 for the same period in 1997. The decrease is the result of the Company's restructuring process in which a program of cost cutting measures has been implemented to limit expenses.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 1998 were $392,522, compared to $1,141,940 for the quarter ended September 30, 1997 and $678,219 for the 6 months period ended September 30, 1998, compared to $2,036,240 for the same period in 1997. These expenses decreased because of the reduction of overhead costs, including management and consulting fees, salaries, travel expenses and other operating expenses.

Net Income/Loss

The Company realized net sales of $764,866 in the quarter ended September 30, 1998 and a net loss for the three months ended September 30, 1998 of $472,053 compared to sales of $1,521,888 and a net loss of $1,894,357 during the quarter ended September 30, 1997. Net sales in the six months period ended September 30, 1998 were $1,345,735 and the net loss during this period amounted to $811,737, compared to sales of $2,839,289 and a net loss of $3,093,823 for the same period in 1997. The relative decrease of the net loss is reflecting the different nature of the Company's operations with less overhead, personnel expenses, depreciation and other operating expenses. Significant contributing factors to the Company's loss during the quarter ended September 30, 1998 were depreciation and amortization expenses of $183,041, consultancy fees and a depreciated investment for building up new systems in an estimated amount of $150,000, as well as the strongly reduced revenues from the wholesale business in the United Kingdom due to the relocation and upgrading of the Company's switches there.

The Management expects higher revenue in the near future, although no assurances can be given in this regard.

Year 2000

The Company is in the process of reviewing its computer systems to insure it will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000, but has not expended material amounts in this respect. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company licenses most of the software it uses in various functions. Although this practice has minimized the Company's effort and cost needed to make the Company year 2000 compliant, it does place greater reliance on the outside firms that provide the software. Because most of the Company's software is licensed, the Company's main internal compliance tasks are auditing hardware and software, reviewing internal and external applications, prioritizing applications by risk, creating a communications program to raise awareness levels and enable correction of all existing application solutions, and installation of vendor-provided year 2000 software fixes. At this time, the Company's assessment of potential year 2000 problems is not complete. Currently, the Company is not aware of any material year 2000 issues. In the event that year 2000 issues were to disrupt the Company, such disruption may have a material impact on the Company and its results of operations. Since to date the Company has not become aware of any material year 2000 issues, the Company does not have a contingency plan to address any such issues. Such contingency plan, if required, will be developed immediately upon completion of the Company's year 2000 risk assessment.

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

Part II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No changes have occurred in the status of legal proceedings previously disclosed by the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 30, 1998, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 70,000 shares of common stock at a price of $ 2.00 and, for no additional consideration, warrants to purchase an additional 70,000 shares of common stock at 3.00, 4.00, 4.50 per share. As of September 30, 1998, the Company had received an amount equal to $140,000 for such shares and warrants. In connection with this issuance, Interfinance Investment Ltd., an affiliate of the Company controlled by the Company's Chief Executive Officer acted as placement agent and is entitled to a placement fee of 3% of the gross proceeds to the Company. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the subscriber to purchase up to an additional 275,000 shares of Common Stock upon the same terms and purchase price on or prior to December 30, 1998. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

Part II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.32 Loan Agreement, dated August 13, 1998 (to be filed by Amendment)
      10.33 Agreement dated September 25, 1998 between Medfield and the Company
            (to be filed by Amendment)
      10.34 Interconnection Agreement dated August 21, 1998 between the Company and Swisscom (to be filed by Amendment)
      27    Financial Data Schedule

      (b)   Reports on Form 8-K

      No reports on form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: November 14, 1998                 By: /s/ Ueli Ernst
                                            ------------------------------------
                                            Ueli Ernst, Chairman and CEO
                                            (Principal Executive Officer)