Form 10QSB/A
period 1998-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1999-01-20
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

================================================================================

The undersigned registrant hereby amends its Form 10-QSB filed with the Securties Exchange Commission on November 16, 1998, for the quarter ended September 30, 1998, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Part II, Item 6(a), entitled "Exhibits," of the registrant's Quarterly Report on on Form 10-QSB for the quarter ended September 30, 1998 is hereby amended to inlcude Exhibits 10.32, 10.33 and 10.34.

Part II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      10.32       Loan Agreement, dated August 13, 1998
      10.33       Agreement dated September 25, 1998 between Medfield and the
                  Company
      10.34       Interconnection Agreement dated August 21, 1998 between the
                  Company and Swisscom
      27*         Financial Data Schedule

      * Previously filed.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: January 20, 1999                 By: /s/ Ueli Ernst
                                       ---------------------------------------
                                       Ueli Ernst, Chairman and CEO
                                       (Principal Executive Officer)