Form 10QSB
period 1998-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1999-02-17
CIK 1018402

Form 10QSB for UTG COMMUNICATIONS INTERNATIONAL, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At February 10, 1999, there were 1,644,652 shares of Common Stock, par value $.00001 per share, outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                     UTG COMMUNICATIONS INTERNATIONAL, INC.

                                      INDEX

PART I

Item 1 FINANCIAL STATEMENTS

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

Signatures

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,       March 31,
ASSETS                                                           1998              1998
                                                              (unaudited)
                                                              -----------       -----------
CURRENT ASSETS
Cash and Cash Equivalents (Note 1c)                           $   606,234       $   363,169
Accounts Receivable, Net of Allowance for
Doubtful Accounts at December 31, 1998 and
March 31, 1998 of $290,067 and $263,617 respectively              872,249           354,233
Other Receivables (Note 3)                                      1,285,089           902,563
Prepaid Expenses and Other Current Assets                         772,127            74,318
                                                              -----------       -----------
Total Current Assets                                            3,535,700         1,694,283

Property and Equipment, at cost, Net of Accumulated
Depreciation at December 31, 1998 and March 31, 1998 of
$1,644,840 and $1,184,547 respectively (Notes 1g & 2)           2,621,900         2,311,164

Organization Costs, at cost, Net of Accumulated
Amortization at December 31, 1998 and March 31, 1998
of $0 and $3,303 respectively (Note 1d)                           149,903            10,162
Investment                                                             --                --

Goodwill, at cost, Net of Accumulated Amortization
of $19,304 and $6,561 (Note 1e)                                   546,419           245,118
Customer Lists, at cost, Net of Accumulated Amortization
of $156,179 and $104,119 (Note 1f)                                935,475           832,950
Deferred Taxes (Note 1L & 5)                                           --                --
Other Assets                                                       83,540            78,665
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 7,872,937       $ 5,172,342
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft (Notes 1h & 7)                                 $   347,369       $        --
Loan                                                              371,250                --
Accounts Payable and Accrued Expenses                           2,569,162         1,369,818
Capital Lease Obligation, Current (Note 6)                        100,899           101,021
                                                              -----------       -----------
Total Current Liabilities                                       3,388,680         1,470,839

Capital Lease Obligation, Long-Term (Note 6)                      682,517           469,958
Commitments and Contingencies (Note 6)                                 --                --
                                                              -----------       -----------
TOTAL LIABILITIES                                               4,071,197         1,940,797
                                                              -----------       -----------
STOCKHOLDERS' EQUITY (Notes 1 & 7)
Common Stock - $.00001 Par Value Authorized
20,000,000 shares; 1,644,652 and 1,303,190
Issued and Outstanding at December 31, 1998 and
March 31, 1998 respectively                                            16                13

Additional Paid-in Capital                                      8,525,625         7,925,628
Accumulated Deficit                                            (5,453,041)       (4,551,224)
Cumulative Foreign Currency Translation Adjustment                650,838          (142,872)
Minority Interest (Note 3)                                         78,302                --
                                                              -----------       -----------
Total Stockholders' Equity                                      3,801,740         3,231,545
                                                              -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                              $ 7,872,937       $ 5,172,342
                                                              ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Quarter Ended             For the Nine Months Ended
                                                             December 31,                        December 31,
                                                             (unaudited)                         (unaudited)
                                                    -----------------------------       -----------------------------
                                                        1998              1997              1998              1997
                                                    -----------       -----------       -----------       -----------
NET SALES                                           $ 1,525,328       $ 1,425,649       $ 2,871,063       $ 4,264,938
COST OF SALES                                         1,045,461         1,413,259         1,842,848         3,965,779
                                                    -----------       -----------       -----------       -----------
GROSS PROFIT                                            479,867            12,390         1,028,215           299,159
                                                    -----------       -----------       -----------       -----------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                          14,412               225           133,084            28,494
Technical Fees                                           68,093           297,158           224,758         1,209,863
Sales Salaries                                           98,705           108,647           393,680           344,891
Other Selling Expenses                                   77,955            21,864           118,813            78,146
                                                    -----------       -----------       -----------       -----------
Total Selling and Technical Expenses                    259,165           427,894           870,335         1,661,394
                                                    -----------       -----------       -----------       -----------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                                 220,702          (415,504)          157,880        (1,362,235)
                                                    -----------       -----------       -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                               --           111,440             6,644           574,953
Salaries                                                183,247           187,305           240,801           598,768
Depreciation and Amortization                           210,340           313,382           557,758           761,867
Professional Fees                                        40,139           105,475           167,891           262,535
Travel Expenses                                             695            14,154            25,007            48,302
Employment Agency Fees                                       --               117                --            14,800
Rent Expenses                                            21,470            36,877            61,426           165,262
Insurance Expenses                                        1,027            10,036             9,677            39,689
Other Operating Expenses                                146,431            42,596           269,918           391,446
                                                    -----------       -----------       -----------       -----------
Total General and Administrative Expenses               603,349           821,382         1,339,122         2,857,622
                                                    -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                                   (382,647)       (1,236,886)       (1,181,242)       (4,219,857)
                                                    -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSES)
Interest Income                                             151                27               209               762
Gain on Sale of Fixed Assets                                                                980,908         1,017,586
Gain on Sale of Subsidiaries                                                              2,265,144         2,265,144
Interest Expenses                                       (41,635)          (38,785)          (40,429)          (81,767)
Loss from Foreign Currency (Note 1i)                       (258)          (46,645)          (29,930)          (79,984)
Other Expenses                                           (4,961)          (14,957)           (5,183)          (86,901)
                                                    -----------       -----------       -----------       -----------
Total Other Income (Expenses)                           (46,703)        3,145,692           (75,342)        3,034,840
                                                    -----------       -----------       -----------       -----------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                      (429,350)        1,908,806        (1,256,584)       (1,185,017)
                                                    -----------       -----------       -----------       -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST                 (429,350)        1,908,806        (1,256,584)       (1,185,017)
                                                    -----------       -----------       -----------       -----------

Extraordinary Income                                     85,352                --           367,648                --
Closing Subsidiary Costs                                (13,719)               --           (16,409)               --
MINORITY INTEREST                                         3'528                --             3,528                --
                                                    -----------       -----------       -----------       -----------

NET INCOME / LOSS                                   $  (354,189)      $ 1,908,806       $  (901,817)      $(1,185,017)
                                                    ===========       ===========       ===========       ===========
LOSS PER COMMON SHARE (Note 1j)                     $     (0.22)      $      0.14       $     (0.54)      $     (0.09)
                                                    ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the Nine Months Ended
                                                             September 30,    September 30,
                                                                 1998             1997
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                  $ (901,817)     $(1,185,017)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities
     Depreciation and Amortization                               557,758          619,364
    Changes in Certain Assets and Liabilities:
       Increase in Restricted Cash                                    --          (73,748)
       Increase/Decrease in Accounts Receivable                 (518,016)        (247,311)
       Increase in Other Receivables                            (382,526)        (250,833)
       Increase in Prepaid Expenses                             (697,809)           3,004
       Increase in Organization Costs                           (139,741)           5,969
       Increase in Other Assets                                   (4,875)         (18,255)
       Change in Due From Affiliate                                   --               --
       Due To/From Related Party                                      --               --
       Increase in Bank Overdraft                                347,369          132,237
       Increase in Accounts Payable and Accrued Expenses       1,199,344        1,995,527
                                                              ----------      -----------
Total Cash Used by Operating Activities                         (524,816)      (3,274,519)
                                                              ----------      -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchase of Fixed Assets, Net                               (686,519)        (866,209)
    Investment for Subsidiary Establishment                     (167,001)              --
    Sale of Subsidiaries                                              --        3,195,829
    Increase in Goodwill                                        (301,301)      (1,241,768)
       Increase in Customer Lists                               (102,525)              --
                                                              ----------      -----------
Total Cash Provided (Used) by Investing Activities            (1,257,346)       1,087,852
                                                              ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Bonds                                            371,250               --
    Increase in Capital Lease Payable                            212,437          507,421
    Contribution to Capital                                      600,000          915,000
Preceeds from Loan                                                    --               --
    Offering Costs                                               (34,000)              --
    Minority Interest                                             81,830               --
                                                              ----------      -----------
Total Cash Provided By Financing Activities                    1,231,517        1,422,421
                                                              ----------      -----------
EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                  793,710          663,206

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                 243,065         (101,112)

CASH AND CASH EQUIVALENTS - BEGINNING                            363,169          388,198
                                                              ----------      -----------
CASH AND CASH EQUIVALENTS - ENDING                            $  606,235      $   287,086
                                                              ==========      ===========

CASH PAID DURING THE PERIOD FOR:
    Interest Expenses                                             40,429               --
                                                              ==========       ==========

    Income Taxes                                                      --               --
                                                              ==========       ==========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

                                       Common Stock       Additional                                      Foreign         Total
                                     -----------------     Paid-In        Accumulated        Currency     Minority     Stockholders'
                                     Shares     Amount     Capital          Deficit         Adjustment    Interest        Equity
                                     ------     ------     -------          -------         ----------    --------        ------
Balance at March 31, 1998          1,303,154      13      $7,925,628      $(4,551,224)      $(142,872)     $    --       $3,231,545

Net Loss - For the Nine Months
Ended December 31, 1998                   --      --              --         (901,817)             --           --         (901,817)

Issuance of Common Stock             341,498       3         599,997               --              --           --          600,000

Minority Interest                         --      --              --               --              --       78,302           78,302

Cumulative Foreign
Currency Translation
Adjustment                                --      --              --               --         793,910           --          793,910
                                   ---------      --      ----------      ------------      ----------     -------       ----------
Balance at December 31, 1998       1,644,652      16      $8,525,625      $(5,453,041)      $ 650,838      $78,302       $3,801,740

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

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

      For further information, refer to the consolidated financial statements and footnotes included in Form 10-KSB for the year ended March 31, 1998.

      The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. (the "Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its majority-owned and/or controlled subsidiaries:

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

      2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by UTG Holding);

      3) Multicom N.V., ("Multicom"), incorporated under the laws of Belgium on April 2, 1997 (owned 100% by UTG Belgium);

      4) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by UTG Holding);

      5) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by the Company).

      6) Starpoint Card Services Ltd ("Starpoint"), incorporated under the laws of Great Britain on November 18, 1998, (owned 51% by Telelines International SA).

      7) Star Global Ltd, ("StarGlobal"), incorporated under the laws of Jersey, Great Britain on November 24, 1998, (owned 100% by Telelines International
      SA).

            All significant intercompany accounts and transactions have been eliminated in consolidation.

            See also Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding organizational changes of the Company.

      b)    Line of Business

            The Company is a switch-based provider of private voice, fax and data management telecommunication services throughout Europe.

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

      f)    Customer Lists

            Customer lists present the costs of the acquisition of subscriber names at their fair market value. Amortization is being computed using the straight-line method over a period of three years.

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

      i)    Translation of Foreign Currency

            The Company translates the foreign currency financial statements of its Swiss, Belgium and United Kingdom subsidiaries in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

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

      k)    Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 1,550,421. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

      l)    Income Taxes

            Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards
            (SFAS) No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

      m)    Fair Value of Financial Instruments

            The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

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

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

                                              December 31, 1998   March 31, 1998

      Telecommunications Equipment               $ 4,477,090       $ 3,495,711
      Computer Equipment & Software
      Furniture and Fixtures

        Less: Accumulated Depreciation            (1,855,190)       (1,184,547)
                                                 -----------       -----------
                                                 $ 2,621,900       $ 2,311,164
                                                 ===========       ===========

Depreciation expense for the nine months ended December 31, 1998 and 1997 was $557,758 and $210,340, respectively, for 1998, and $761,867 and $313,382, respectively, for 1997.

NOTE 3 - MINORITY INTEREST

            At December 31, 1998 there was a minority interest in the Company's subsidiary, Starpoint Card Sales Ltd., of 49% of the total stockholders' equity of $81,830.

NOTE 4 - FOREIGN OPERATIONS

            As described in Note 1b, substantially all of the Company's operations are located throughout Europe and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.

NOTE 5 - INCOME TAXES

            The components of the provision for income taxes are as follows:
            Current Tax Expense
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
                                                                    ==========

            At December 31, 1998, the Company had net carryforward losses of approximately $5,453,041. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 are as follows:

           Deferred Tax Assets
           Loss Carryforwards                                       $ 5,453,041
           Less: Valuation Allowance                                 (5,453,041)
                                                                     -----------
           Net Deferred Tax Assets                                  $        --
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  a) The Company's future minimum annual aggregate rental
            payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

      1999                                                               51,238
      2000                                                               51,238
      2001                                                               51,238
      2002                                                               51,238
      2003 and thereafter                                                51,238
                                                                       ---------
Total Minimum Lease Payments                                           $256,190
                                                                       =========

Less: Amounts Representing Interest                                           0

      Present Value of Future Minimum
      Lease Payments
      Less: Current Maturities                                                0
                                                                      ---------

        Total                                                          $256,190

      Rent expense under operating leases for the nine months ended December 31, 1998 was $61,426.

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

NOTE 7 - STOCK OPTIONS

            Effective December 31, 1998, the Company issued 150,000 shares of Common Stock to an investor for a purchase price of $2.00 per share. For each share of Common Stock purchased, the investor received three warrants, each to purchase one share of Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five years from date of issuance.

NOTE 8 - SUBSEQUENT EVENTS

The Company has completed its development of a credit card based phone service for the Swiss market and is currently testing the system with a selected group of users. The credit card holder can use the credit card as a post-paid phonecard benefiting from discounts for international and national long distance communication compared to the rates of Swisscom. The Company expects to be able to launch this product and program in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended December 31, 1998. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

The Company has received an aggregate of approximately $8,525,625 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue is generated from telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers comprise international telecom carriers and national telecoms, and the Company's retail customers comprise small and medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, the Company has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier, and the Company intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which the Company may expand in the future. The interconnection with national telecommunication carriers, which became possible as a result of the deregulation of the European telecommunications markets in January 1998, enables the Company to offer both domestic and international telecommunications services to its customers and eliminates the need to route all outgoing calls via London. Management of the Company believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for the Company and will allow the Company to reduce fixed overhead costs considerably.

In the United Kingdom, the Company is holding an International Simple Resale ("ISR") license and, during the quarter ended December 31, 1998, was granted an International Facility License ("IFL"). The ISR license permits the Company to engage in the resale of international telecom services in the United Kingdom and the IFL license enables the Company to own facilities for international services such as circuits. By operating its own facilities, the Company can avoid the costs associated with leased line charges and, accordingly, reduce its operating expenses.

During the quarter ended December 31, 1998, the Company entered into a joint venture with 8 individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its 8 distribution partners formed StarPoint Card Services Ltd, located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. In exchange for their 49% interest, the 8 distributors contributed their existing businesses and customer bases to StarPoint and agreed to work exclusively for StarPoint for a minimum of 24 months. UTG contributed cash in the amount of GBP 51,000 to the joint venture. Under the joint venture agreement, UTG has a three-year call option to acquire its partners' 49% interest for cash and/or UTG common stock. The exercise price equals the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option.

The Company intends to distribute through StarPoint its own telephone card and other card services currently under development. In addition, the Company plans to increase the number of StarPoint's points of sale in the United Kingdom and to expand into other areas if attractive opportunities arise. Management of the Company expects that StarPoint will have a positive impact on the Company's revenues and profit margin. Prior to the introduction of its own telephone card, the Company believes that as a result of StarPoint's stronger buying power. StarPoint should benefit from an increased margin on the resale of the card products previously sold by the 8 distributors.

In addition, during the quarter ended December 31, 1998, the Company incorporated StarGlobal Ltd. as a wholly-owned subsidiary in the United Kingdom. Through StarGlobal, the Company invested approximately $1 million in new equipment. StarGlobal will be fully operational during the quarter ending March 31, 1999. StarGlobal's new equipment can handle traffic worth USD 25 million per year beginning in 1999 with a gross margin of about 5 to 8% depending on the destination.

In Switzerland, the Company began testing its credit card based phone services with a limited group of users during the quarter ended December 31, 1998. The Company's product is intended to enable a credit card holder to use the credit card as a post-paid phonecard. As a result, users of the Company's services will benefit from discounts for international and national long distance telecommunications services compared to the rates being offered by Swisscom and other major telecom service providers in Switzerland. Management of the Company expects to be able to offer this product to the general public in the near future.

The Company continues to constantly explore opportunities in its core markets and other countries. The Company is carefully evaluating any expansion of its operations as and when business, market and regulatory conditions permit.

There can be no assurance that any of the Company's new activities commenced during the quarter ended December 31, 1998 or any of its efforts to expand its business in its core markets or any other countries will result in successful commercial operations. The Company's prinicipal goal remains to focus on its existing operations and to maximize the efficiency and reach of its business with the limited resources at its disposal.

Financial Condition

At December 31, 1998, the Company had a positive working capital of $147,020 and an accumulated deficit of $5,453,041, as compared to a positive working capital and accumulated deficit of $223,444, and $4,551,224, respectively, at March 31, 1998.

Effective December 31, 1998, the Company exercised a call option under the subscription agreement, dated January 17, 1998 and sold to an accredited and sophisticated investor 150,000 shares of common stock at a price of $ 2.00 and, for no additional consideration, warrants to purchase an additional 150,000 shares of common stock at $3.00, $4.00 or $4.50 per share. As of September 30, 1998, the Company had received $285,000 for such shares and warrants. A commission of $15,000 was paid to Interfinance Investment Ltd.

Based upon the Company's plan of operation, the Company estimates that its existing financing resources (including the available resources pursuant to the call right under the above-mentioned subscription agreement), together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

An expansion of the Company's business through the acquisition of other telecommunication providers or significant investments in infrastructure and marketing would require additional debt or equity financing from third parties. There can be no assurance that any such financing will be timely available. Accordingly, the Company may have to forego opportunities for expanding its business.

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through March 1999. The Company's network is designed to take advantage of deregulation across Europe. It can perform distributive least-cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the its network to another country for termination, or back to the switches in Zurich, Belgium and London for routing to the desired destination. The selected path is based on the least cost.

This provides a large amount of flexibility to the Company and ensures the quality of the connections and lowest cost. With this distributive architecture, the capacity of the Company`s switches is not expected to be a limiting factor for the expansion of the Company's business. The opening of the European telecommunications markets is expected to allow the Company to take full advantage of its network flexibility.

Accounts payable and accrued expenses amounted to approximately $2,569,162 at December 31, 1998 compared to $1,369,818 at March 31, 1998.

Results of operations

During the quarter ended December 31, 1998, the Company continued its revised management program under which it has implemented a system of controls and assessments to more closely monitor gross profits, expenses and costs. In addition, the Company is applying principles of lean management. Pursuant to these management changes, the Company expects to realize significant savings and further expects that its operations can be profitable within a reasonable period of time, however there can be no assurance in this regard.

                       Quarter Ended                   Nine Months Ended
                       December 31,                    December 31,
                   1998             1997             1998             1997
                   ----             ----             ----             ----
Sales              $1,525,328       $1,425,649       $2,871,063       $4,264,938

During the quarter ended December 31, 1998, the Company recorded net sales of $1,525,856 compared to $1,425,649 in 1997. Compared to sales of $764,866 for the quarter ended September 30, 1998, the Company's sales increased by 99.4% resulting from strong internal growth and the addition of Starpoint. Sales in the 9 months ended December 31, 1998 were $2,871,063 compared to $4,264,938 in the equivalent period in 1997. During the quarter ended December 31, 1998, the Company's wholesale operations were reorganized as a separate legal entity, StarGlobal Ltd. StarGlobal will become fully operational during the quarter ending March 31, 1999 and management expects it to have a positive impact on the Company's results beginning in the quarter ending March 31, 1999.

                          Quarter Ended December 31,   Nine Months Ended
                          1998           1997          1998             1997
                          ----           ----          ----             ----
Gross Margin              $479,867       $12,390       $1,028,215       $299,159

The gross margin for the three months ended December 31, 1998 increased to $ 479,867, or 31.5% of the Company's sales as compared to the same period in 1997 which was $12,390 or 0.08% of the Company's sales. For the 9 months ended December 31, 1998, the gross margin increased to $1,028,215 compared to $299,159 for the same period in 1997. This increase in gross profit reflects the fact that the Company's cost of sales have decreased because of a better buying policy and a stronger negotiating power.

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

                  Quarter Ended December 31,      Nine Months Ended December 31,
                  1998            1997            1998            1997
                  ----            ----            ----            ----
Cost of Sales     $1,045,461      $1,413,250      $1,842,848      $3,965,779

Cost of sales was $1,045,461 for the quarter ended December 31, 1998 and $1,842,848 for the nine months ended December 31, 1998, as compared to $1,413,250 and $3,965,779 for the equivalent periods in 1997, of which approximately 85% was attributable to carrier charges and the balance was attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. This decrease is the result of the Company's new management and business strategy and the Company's ability to purchase services from carriers at competitive rates. Cost of sales have also decreased because of the relatively smaller proportion of fixed costs related to leased lines, which are incurred regardless of the amount of traffic carried, compared to the carrier costs, which vary depending on the amount of traffic carried.


                    Quarter Ended December 31,    Nine Months Ended December 31,
                    1998            1997          1998            1997
                    ----            ----          ----            ----
Selling and
Technical Expenses  $259,165        $427,894      $870,335        $1,661,394

Selling and technical expenses were $259,165 for the quarter ended December 31, 1998 and $870,335 for the nine months ended December 31, 1998, compared to $427,894 and $166,394 for the corresponding periods in 1997. The decrease is the result of the Company's restructuring process in which a program of cost cutting measures has been implemented to limit expenses. In addition, during the quarter ended December 31, 1998, the Company began to employ certain persons who previously had performed technical and sales services as independent contractors to the Company. This shift resulted in an additional decrease in technical and sales-related expenses paid to third parties.

                                Quarter Ended December 31,   Nine Months Ended December 31,
                                1998         1997            1998          1997
                                -----        -----           ----          ----
General and
Administrative Expenses         $603,349    $821,382         $1,339,122    $2,857,622

General and administrative expenses were $603,349 for the quarter ended December 31, 1998 and $1,339,122 for the nine months ended December 31, 1998, compared to $821,382 and $2,857,622 for the corresponding periods in 1997. These expenses decreased because of the reduction of overhead costs, including management and consulting fees, salaries, travel expenses and other operating expenses. As the Company began to employ certain persons who previously had performed technical and sales services as independent contractors to the Company, the Company experienced an increase in the amount of salaries paid by the Company during the quarter ended December 31, 1998.

                    Quarter Ended December 31,    Nine Months Ended December 31,
                    1998           1997           1998            1997
                    ----           ----           ----            ----
Net Income/(Loss)   ($354,189)     $1,908,806     ($886,320)      ($1,185,017)

In the quarter ended December 31, 1998, the Company realized net sales of $1,525,328 and a net loss of $354,189 compared to sales of $1,425,649 and a net profit of $1,908,806 during the quarter ended December 31, 1997. During the nine-month period ended December 31, 1998, the Company had sales of $2,871,063 and a net loss of $901,817 compared to sales of $4,264,938 and a net loss of $1,185,017 for the same period in 1997. The relative decrease of the net loss is reflecting the different nature of the Company's operations with less overhead, personnel expenses, depreciation and other operating expenses. Compared to the quarter ended September 30,

1998, the Company's net loss also decreased by 26% from $472,053 to $354,189. Significant contributing factors to the Company's loss during the quarter ended December 31, 1998 were depreciation and amortization expenses of $210,340 and consultancy fees as a depreciated investment for building up new systems in an estimated amount of $125,000, as well as the continued lack of revenues from the wholesale business in the United Kingdom due to the reorganization of the Company's wholesale business which was only completed at the end of the quarter ended December 31, 1998. As a result of the completion of the reorganization of the Company's wholesale business, management of the Company expects an increase in revenues in the quarter ending March 31, 1999, although no assurances can be given in this regard.

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

FORWARD-LOOKING STATEMENTS

Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in the Company's Registration Statement on Form S-3 and the information detailed in the Company's Form 10-KSB for the fiscal year ended March 31, 1998 and this Form 10-QSB under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained in the Company's other filings with the Securities and Exchange Commission.

Certain statements in this Report under Item 1 and Item 6 regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form SB-2, which was declared effective on September 6, 1996.

Part II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No changes have occurred in the status of the legal proceedings previously disclosed by the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective December 31, 1998, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 150,000 shares of common stock at a price of $ 2.00 and, for no additional consideration, warrants to purchase an additional 150,000 shares of common stock at $3.00, $4.00 or $4.50 per share. As of December 31, 1998, the Company had received an amount equal to $285,000 for such shares and warrants. In connection with this issuance, Interfinance Investment Ltd., an affiliate of the Company controlled by the Company's Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 5%, or $15,000, of the gross proceeds to the Company. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the subscriber to purchase up to an additional 125,000 shares of Common Stock upon the same terms and purchase price on or prior to December 30, 1998. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not Applicable.

ITEM 5. OTHER INFORMATION

      Not Applicable.

Part II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

      No reports on form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: February 16, 1999             By: /s/ Ueli Ernst
                                        ----------------------------------------
                                        Ueli Ernst, Chairman and CEO
                                        (Principal Executive Officer)