Form 10KSB
period 1999-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1999-07-14
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 1999

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to __________

Commission file number                                                  333-8305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

               Delaware                              13-3895294
               --------                              ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    Limmattalstrasse 10, Geroldswil,Switzerland             8954
    -------------------------------------------          ----------
      (Address of principal executive offices)           (Zip Code)

                   Issuer's telephone number: 01141-1-749-3103

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

Yes |X|   No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenue for its most recent fiscal year (year ended March 31, 1999) were $5,400,256.

The aggregate market value on June 10, 1999 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $2,114,090. For purposes of this calculation only, all directors and officers of the registrant and all holders of 5% or more of the Company's Common Stock have been deemed to be affiliates of the Company. As of June 28, 1999, 1,711,190 shares of Common Stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES |_|   NO |X|

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

UTG Communications International, Inc. (the "Company" or "UTG") is a switch-based provider of quality private voice, fax and data management telecommunication ("telecom") services in Switzerland, Belgium and the United Kingdom. The Company provides such services at prices which are generally below those of major telecom carriers. In addition, the Company has entered into agreements with various international telecom carriers for the exchange of traffic. Pursuant to these agreements, the Company resells telecom minutes at a profit. The Company provides local support, round-the-clock customer service and full network redundancy to its customers. Available services include system design and installation as well as digital compression, fax transmission compression, digital data services and wideband digital data services.

During the fiscal year ended March 31, 1999, the Company entered into a joint venture with 8 individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its 8 distribution partners formed StarPoint Card Sales Ltd., a company organized under the laws of the United Kingdom ("StarPoint"). StarPoint is located in London with the Company holding 51% of Starpoint's equity and the Company's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, the Company formed StarGlobal Ltd., a wholly owned subsidiary organized under the laws of the United Kingdom ("StarGlobal"), which is intended to operate the Company's wholesale and carrier-to-carrier business.

In Switzerland, the Company successfully tested its credit card-based phone services with a limited group of users during the fiscal year ended March 31, 1999. The Company's product is intended to enable a credit card holder to use the credit card as a post-paid phonecard. As a result, users of the Company's services will benefit from discounts for international and national long distance telecommunications services compared to the rates being offered by Swisscom and other major telecom service providers in Switzerland. The Company is currently preparing the full scale launch of this product together with a major retail chain in Switzerland.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company intends to become an Internet service provider ("ISP") to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and the related consulting and support services), to retail and other Internet service providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services as a competitive necessity in the markets in which it currently operates. The Company believes that establishing an e-commerce business would provide an interesting supplement to its conventional telecommunications services and its newly developed Internet services with a business with high growth potential. The goal of the Company's strategy is to acquire the necessary know-how for the future provision of Internet-based telecommunications services, including Internet telephony.

The Company also intends to continue to expand its operations geographically through local subsidiaries and joint ventures in other European countries as business, market and regulatory conditions permit. The Company continues to explore opportunities in Germany and other European countries. See "--Organization" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Both the competitive environment and the economic framework in which international telecom companies operate are changing at a rapid pace. Due to the liberalization of telecom markets and technical improvements, the Company utilizes the infrastructure provided by international telecom carriers in connection with the services it offers. This allows the Company to offer its customers access to the largest meshed fiber optic networks in Europe, which includes more than 130 international points of presence ("POPs"). In providing its services, the Company connects a customer's telephone installation to the nearest Company-accessed POP by means of interconnection agreements with the incumbent and other carriers in Switzerland and Belgium or through dedicated lines. The customer's outgoing voice, fax and data transmissions are then transported directly to the Company's switch facilities in the various countries. The communications are then transferred directly from the Company's switches into the international networks. All of this is achieved with speech quality or connection speed comparable to that offered by the Company's competitors, and with the customer dialing the international destination directly, as it had done prior to becoming a customer. The Company is able to provide its services at prices attractive to its customers due, among other things, to volume discounts the Company has negotiated with carriers.

The Company's operations are, to a large extent, dependent on the Company's ability to obtain additional financing. There can be no assurance that the Company will obtain the financing necessary to support its plan of operation. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ORGANIZATION

UTG was incorporated in the State of Delaware on April 17, 1996. UTG owns all of the equity of Starfon Telecom Services AG (previously UTG Communications Holding AG and UTG Telecom AG), a Swiss company with operations in Switzerland and wholly-owned subsidiaries in Switzerland and Belgium.

On April 2, 1997, Starfon founded UTG Communications Hungary, Kft., a company incorporated under the laws of Hungary, and on April 8, 1997, Starfon consummated the purchase of its 49% interest in Tibesta Ltd. ("Tibesta") for a purchase price of $10,551. On June 9, 1997, Metatel, a company wholly owned by Tribesta, founded UTG Communications France S.A. ("UTG France"), a 94% owned Company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by the Company. On October 7, 1997, the Company transferred its interests in UTG Hungary and another subsidiary of the Company, which in management's opinion was immaterial to the Company's operations, to Mr. Fritz Wolff, a former Chief Executive Officer and director of the Company in connection with Mr. Wolff's resignation from his functions with the Company in return for the assumption of all liabilities of such companies by Mr. Wolff. As of September 30, 1997, the French companies had ceased their operations.

Effective as of December 1, 1997, and November 30, 1997, respectively, the

Company sold its subsidiaries, UTG (Network) Ltd., a company organized under the laws of the United Kingdom ("UTG Network", and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland ("UTG Europe"), to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries.

Effective as of December 1, 1997, and November 30, 1997, respectively, the Company sold its subsidiaries, UTG (Network) Ltd., a company organized under the laws of the United Kingdom ("UTG Network", and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland ("UTG Europe"), to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries.

On July 28, 1998, the Company formed a new wholly-owned subsidiary, Telelines International SA, a company organized under the laws of Panama ("Telelines"). Telelines is intended to be a sub-holding company for new subsidiaries of the Company.

On November 18, 1998, StarPoint was incorporated in the United Kingdom as a 51%-owned subsidiary of Telelines. The remaining 49% interest in Starpoint is owned by 8 distribution partners of the Company. StarPoint is distributing different card products in United Kingdom to about 1000 customers. In exchange for their 49% interest in StarPoint, the 8 distributors contributed their existing businesses and customer bases to StarPoint and agreed to work exclusively for StarPoint for a minimum of 24 months. UTG has a three-year call option to acquire its partners' 49% interest in StarPoint for cash and/or UTG common stock. The exercise price is equal to the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option.

The Company intends to distribute through StarPoint its own telephone cards and other card services currently under development. In addition, the Company plans to increase the number of StarPoint's points of sales in the United Kingdom and to expand into other areas if attractive opportunities arise. The Company's management expects that StarPoint will have a positive impact on the Company's revenues and profit margin. Prior to the introduction of its own telephone card, the Company believes that as a result of StarPoint's stronger buying power, StarPoint should benefit from an increased margin on the resale of the card products previously sold by the 8 distributors.

On November 24, 1998, a 100%-owned subsidiary of Telelines, StarGlobal Ltd. ("StarGlobal"), was incorporated under the laws of Jersey, Channel Islands. It is intended that StarGlobal will operate as the wholesale and the carrier-to-carrier business in the United Kingdom and Europe and is intended to optimize the rate structure within the UTG group. It is further intended to buy fiber-optic lines to destinations of interest, especially in Europe as well as to the United States. StarGlobal is currently able to handle traffic worth approximately $25 million per year beginning in 1999 with a gross margin of about 5 to 8% depending on the destinations.

Unless the context otherwise requires, all references herein to the "Company" shall include UTG and its subsidiaries. UTG's principal executive offices are located at Limmattalstrasse 10, 8954 Geroldswil, Switzerland, and its telephone number is 01141-1-749-3103.

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

Long distance telecom carriers can be differentiated by several defining operational characteristics. One such defining characteristic distinguishes between transmission facilities-based companies and non-transmission facilities-based companies (resellers). Transmission facilities-based carriers, such as AT&T, British Telecom and Swisscom, the Swiss incumbent carrier, own their own long distance interexchange or transmission facilities and originate and terminate calls through local exchange systems. Profitability for transmission facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. All of the first- and most of the second-tier long distance companies are transmission facilities-based carriers generally offer service over broad geographic areas. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission facilities-based carriers contract with other transmission facilities-based carriers to provide transmission where they have geographic gaps in their facilities.

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

A second operating characteristic differentiating telecom companies distinguishes between switch-based and switchless telecom companies. Switch-based telecom companies, such as the Company, own or lease one or more switches, which are computers that direct telecom traffic to form a transmission path between a caller and the recipient of a call. All transmission facilities-based carriers are switch-based, as are many resellers, including the Company. Switchless resellers depend on one or more transmission facilities-based carriers or switch-based resellers for transmission and switching facilities. The Company believes that owning its switches reduces its reliance on other carriers and enables it to efficiently route telecom traffic over the least-cost routes and to control costs and record data and customer information.

The Company expects increasing competitive pressures from Internet-based communication services and has developed a strategy to meet these challenges. See "General" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SERVICES

The Company offers voice, fax and data transmission services in customized packages designed to suit customers' needs. The Company's use of digital compression technology allows the Company to lease fewer lines and offer reduced calling tariffs. It is the Company's policy to provide all of its customers with high-quality service, local support, round-the-clock customer service and full network redundancy. Additionally, the Company's customers receive comprehensive billing packages. The Company's standard monthly statement includes a management summary report and a call detail report recording every long distance call. Optional reports include call summaries by account code, area or city code, international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

The Company also intends to offer credit card-based telephone services and Internet services as an Internet Service Provider (including related consulting and support services), to operate Internet shopping platforms for its telecommunications services and other industries, including music, media and software distribution, and ultimately to provide Internet-based telecommunications services, including Internet telephony.

BUSINESS STRATEGY

The Company's objective is to build a broad and profitable European market presence and to further develop its switch-based European infrastructure. The Company believes that it is well-positioned to take advantage of telecom deregulation in Switzerland and countries in the EU. The Company has positioned itself between major full service high-priced telecom carriers and no-service cut-rate telecom minutes resellers. The Company believes that it will retain and add customers who wish to save on their telecom expenses and who demand a high level of service.

The Company believes it enjoys certain competitive advantages over global telecom carriers and incumbent telephone operators: (1) the Company believes that its target customers make decisions primarily based on price, and the Company's prices are generally lower than those charged by global telecoms and incumbent telephone operators; (2) the small and medium-sized business market has traditionally been ignored by the global telecoms and incumbent telephone operators; (3) the Company believes it can continue to attract seasoned telecom managers who seek the advantages offered by smaller companies; and (4) the Company is able to move quickly into new markets with new telecom services, as compared to larger organizations which are slower to respond to changing market conditions.

In addition, the Company intends to benefit from the opportunities offered by the Internet by taking advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company believes that it is a competitive necessity to become an Internet Service Provider in the markets in which it operates. The Company also believes that the operation of Internet sales platforms would enhance its ability to sell its telecommunications services and permit the Company to supplement conventional telecommunications services and its newly developed Internet services with a business with high growth potential. Ultimately, it is the Company's goal to provide Internet-based communication services, including Internet telephony.

SALES AND MARKETING

The Company primarily targets customers with between $1,000 and $25,000 of monthly usage. The Company believes that, in addition to being price sensitive, these customers tend to be focused on customer service and are more likely to rely on one or two carriers for their telecom needs. The Company strives to be more cost-effective and responsive to the needs of its customers than its major competitors. Since January 1998, the Company's customers in Switzerland have increased from approximately 110 to currently approximately 15,000. In June 1997, the Company consummated the purchase, for approximately $317,000, of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of approximately 400 small and medium-sized business customers. Since then the Company could increase the number of customers in Belgium to approximately 1,200. In Germany, the Company continues to explore opportunities to offer voice and data telecom services, as well as telecom services for credit cards, debit cards and customer cards. There can be no assurance that the Company's efforts in Germany or any of the Company's other current or future plans and arrangements will be successful. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit.

The Company's principal sales offices are located in Switzerland, the United Kingdom and Belgium. The Company markets its services through the Company's internal sales force, independent sales agents and strategic arrangements. The Company currently has a total of 16 internal sales personnel and approximately 125 independent sales agents. The Company established a new call center in Switzerland which not only provides existing and potential Swiss customers with responses to service related inquiries, but is also engaged in telemarketing activities to generate leads for the Company's internal sales force and independent sales agents.

The Company plans to market its newly developed credit card-based telephone services together with one or more major Swiss retail chains. In addition, the Company intends to operate Internet sales platforms and to market its telecommunications and other products and services through such platforms.

No customer accounted for more than 5% of the Company's total revenue in the fiscal year ended March 31, 1999.

NETWORK

The Company's network consists of 11 Company-owned POPs located in Switzerland, 5 Company-owned POPs located in Belgium, three switches located in each of the United Kingdom, Switzerland and Belgium and leased access to major international telecom carriers' networks with over 100 POPs throughout Europe. The Company's switches route calls over networks owned by international telecom carriers with whom the Company has entered into volume discount contracts. The Company's switches include least-cost routing software designed to route calls in the most efficient available manner. Direct dial customers access the Company's network via direct access lines. Indirect dial customers access the Company's network via local incumbent telephone operators. During the fiscal year ended March 31, 1999, the interconnection with the incumbent carrier, Swisscom, and other carriers became fully operational in Switzerland. In Belgium, the Company is interconnected with the national networks of various carriers. The Company intends to enter into an interconnection agreement with the incumbent carrier in the United Kingdom.

During the fiscal year ended March 31, 1999, none of the 14 carriers used by the Company accounted for more than 10% of the Company's traffic.

The Company generally utilizes network redundant, highly automated advanced telecom equipment in its network and has diverse alternate routes available in case of component or facility failure. Automatic traffic rerouting enables the

Company to provide a high level of reliability for its customers. Computerized network monitoring equipment facilitates fast and accurate analysis and resolution of network problems. The Company provides customer service and support, 24-hour network monitoring, trouble reporting and response, service implementation, coordination, billing assistance and problem resolution. The Company controls all of its billing services through its switches.

Substantially all of the lines linking the Company's POPs to its switches are leased from various providers and carriers. The Company believes that its network has adequate switching capacity to serve the Company's present volume of traffic. The Company believes, however, that its network may not have adequate switching capacity to serve the Company's projected volume of traffic beyond the remainder of calendar 1999. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INFORMATION SYSTEMS

The Company has invested substantial resources to implement sophisticated information systems, which the Company believes are integral to being competitive and to effectively managing its business. The Company plans to continue to invest substantial capital and resources to enhance its information systems. The Company's information systems enable it to provide high quality customer service and customized billing information, to track sales, to provide network security, to provide network trouble shooting, and to generate administrative and marketing reports.

The Company is in the process of reviewing its computer systems to ensure that it will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000, but the Company has not expended material amounts in this respect. The Company has upgraded most of its computer software and has received confirmation from the respective software developers that such software is year 2000 compliant. The Company continues to upgrade its computer systems where necessary and expects that all of the Company's significant computer systems will be year 2000 compliant by August 1999. The Company currently believes that the cost of year 2000-related corrections will not have a material effect on the Company's business, operations or financial condition. The Company may also be exposed in the event any of the carriers with whom the Company currently (or in the future) is contracting for network access experiences a catastrophic failure in connection with the change of calendar on January 1, 2000. While the Company is attempting to obtain assurances from its carriers in this respect, there can be no assurance that it will be successful in its attempts or that such assurances, if obtained, will provide the Company with sufficient protection in the event one of its carriers experiences a catastrophic year 2000 problem. See "Item 6 -- Management Discussion and Analysis and Results of Operations."

INTELLECTUAL PROPERTY

During the fiscal year ended March 31, 1999, the Company has obtained trademark protections in Switzerland for certain of the Company's trade names. In its business, the Company relies on proprietary know-how and employs various methods to protect its concepts and ideas. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, concepts or ideas or obtain access to the Company's know-how or ideas.

REGULATORY MATTERS

The Company's provision of telecommunications services is subject to extensive and rigorous government regulation by the European Union ("EU") and the national regulatory authorities of Switzerland, Belgium, the United Kingdom and other countries in which the Company may operate in the future. Each country in which the Company conducts its business has a different regulatory scheme and requirements. The Company believes that it is in substantial compliance with applicable laws and regulations. To the extent that such laws and regulations are changed or new laws or regulations are adopted by the EU or any country in which the Company operates, the Company may be required to obtain additional licenses or renew, modify or replace existing licenses. The Company has been granted an International Simple Resale ("ISR") license in the United Kingdom. The ISR license permits the Company to engage in the international resale of telecom services. The Company has also received an International Facility License ("IFL") from the United Kingdom Department of Trade and Industry. The IFL permits the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased-line charges.

In the fiscal year ended March 31, 1999 the Swiss telecommunications regulatory authority, Bacom, issued several licenses for various proprietary telephone numbers and codes, including an International Signaling Point Code ("ISPC"), which allows the Company's switches to be recognized by switches worldwide.

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

COMPETITION

The telecom industry is highly competitive and is significantly influenced by the marketing and pricing decisions of competitors. In each of its markets, the Company will compete primarily on the basis of price, quality of service, and breadth of services offered. The telecom industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to offers of lower rates or promotional incentives from competitors. The industry has experienced and will continue to experience rapid regulatory and technological change. Many competitors in each of the Company's current and proposed markets are significantly larger than the Company, have substantially greater resources than the Company, control transmission lines and larger networks than the Company and may have long-standing relationships with the Company's target customers.

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

Currently, the Company's main competitors in Switzerland are Swisscom, which controls almost all of the Swiss telecom market, Sunrise and Diax. In addition, there are a number of smaller companies providing telecom services in Switzerland. The Company's main competitors in Belgium are Belgacom, AT&T and Orange and in the United Kingdom British Telecom, Mercury and AT&T. Additional competitors in the European market include Viatel, Esprit, MCI WorldCom, Sprint and Deutsche Telecom. There will be additional competition as the Company expands into other European countries.

In addition to these competitive factors, recent and pending telecom deregulation in Switzerland and the EU markets may encourage new entrants. As the Company expands its geographic coverage, it will encounter increased competition. Moreover, the Company believes that competition in Europe is likely to increase and become more similar to competition in the United States markets over time as the European markets continue to experience deregulatory influences. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in Europe, prices are likely to continue to decrease. The Company's competitors may reduce rates or offer incentives to existing and potential customers of the Company. To maintain its competitive position, the Company believes that it must be able to reduce its prices in order to meet reductions in rates by others.

The market to provide Internet-related services is also highly competitive and, by virtue of its low barriers to entry, open to many entrants. The Company expects significant competitive pressures on ISPs in certain European markets, including Switzerland, because ISPs are no longer able to charge upfront access fees as telecommunications carriers have commenced to provide Internet access to their customers without monthly access charges.

Therefore, telecommunications carriers such as the Company with access to switches and the Internet backbone are expected to gain a competitive advantage over specialized ISPs which will depend on third-party telecommunications carriers to provide them with access to such facilities. Conversely, customers of telecommunication carriers will likely expect that a telecommunication carrier can provide them with Internet access at no monthly access charges and ultimately Internet based communication services, including Internet telephoning.

To meet these competitive challenges, the Company has developed an Internet strategy. See "--General" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTMENTS AND STRATEGIC ALLIANCES

As the Company expands its service offerings, geographic focus and its network, and enters into new lines of business, the Company anticipates that it will seek to make investments in or enter into strategic alliances with, companies providing services complementary to the Company's existing business. The Company's ability to effect strategic alliances and make investments will, to a large extent, be dependent upon its ability to obtain additional financing. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations." In connection with investments or strategic alliances, the Company could incur substantial expenses, including the fees of financial advisors, attorneys and accountants, and any expenses associated with registering shares of the Company's capital stock, if such shares are issued. The financial impact of such investments or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results.

RESEARCH AND DEVELOPMENT

During the fiscal year ended March 31, 1999 the Company has not expended material amounts for research and development.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those related to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of hazardous substances. The Company leases properties in Switzerland, Belgium and the United Kingdom and may have potential liability related to the remediation of past contamination at sites where the Company presently is operating, or in the past has operated, its business or related to the disposal of hazardous wastes to sites owned by third parties. The Company has not incurred any material expenses related to environmental matters. However, there can be no assurance that the Company may not incur such expenses in the future. Accordingly, although the Company believes that it is in substantial compliance with applicable environmental requirements, it is possible that the Company could become subject to environmental liabilities in the future that could result in an adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

As of June 20, 1999, the Company had 10 full-time employees in Switzerland, 13 full-time employees in the United Kingdom and 9 full-time employees in Belgium. The Company has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in the Company's Registration Statement on Form SB-2, Registration No. 333-8305 and the information detailed in this Form 10-K under "Item 1 - Business" and "Item 6
- Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in the Company's other filings with the Securities and Exchange Commission.

Certain statements in this Report under Item 1 and Item 6 regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, Registration No. 333-8305, which was declared effective on June 11, 1999.

ITEM 2. PROPERTIES

The Company currently leases approximately 4,500 square feet in Zurich, Switzerland for approximately CHF 7,000 (approximately $4,800) per month. The lease expires on March 31, 2003. The Company's principal executive offices are located in Geroldswil, Switzerland. At this location, the Company leases approximately 2,000 square feet from a company where Mr. Ernst, the Company's Chairman and Chief Executive Officer is a member of the Board of Directors, for which the Company pays CHF 5,000 (approximately $3,250) per month. The Company considers such rent to be at arm's length. The Company leases approximately 1,400 square feet in Antwerp, Belgium at a monthly rental of approximately $814. This lease expires on February 20, 2000. Since January 1999, the Company has leased approximately 1,500 square feet in London, Great Britain for approximately $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS

On or about April 24, 1997, litigation against UTG Holding AG and other individual defendants was commenced in labor court in Paris, France by Mr. James Taylor. On May 25, 1998, the court rendered a judgment against the Company in the amount of 488,187 French Francs (approximately $64,670) for breach of an alleged employment arrangement. The Company has filed an appeal against this judgment, which appeal is currently pending.

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

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since October 7, 1996, shares of the Common Stock have traded on the NASD Bulletin Board under the symbol "UTGC". The following table sets forth, for the periods indicated and as reported by the NASD Bulletin Board, the high and low bid prices for shares of the Common Stock. The quotations listed below reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price of the Common Stock on June 17, 1999 was $5.00.

FISCAL YEAR ENDED MARCH 31, 1998          QUARTERLY COMMON STOCK PRICE RANGE
BY QUARTER

Quarter            Date                      High                     Low

1st                June 30, 1997             $45.50 (1)               $27.725

2nd                September 30, 1997        $37.375                  $17.062

3rd                December 31, 1997         $19.50                   $ 4.875

4th                March 31, 1998            $14.625                  $ 4.875

FISCAL YEAR ENDED MARCH 31, 1998

Quarter           Date                       High                     Low

1st               June 30, 1998              13.000                    5.000

2nd               September 30, 1998         13.500                    7.000

3rd               December 31, 1998           6.750                    3.000

4th               March 31, 1999              7.500                    6.000

(1) All stock prices are adjusted by the 13:1 reverse split of the Common Stock on March 20, 1998.

HOLDERS OF COMMON STOCK

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on June 28, 1999 was 26.

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

On March 23, 1998, the Company issued 250,000 shares of Common Stock (post-reverse split) at a purchase price of $2.00 per share. In addition, for each share of Common Stock purchased, the subscriber received three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Net proceeds received by the Company were $485,000. Under the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase up to an additional 500,000 shares of Common Stock upon the same terms and purchase price as for the initial purchase on or prior to December 1, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuance were $791,590. In connection with these issuances, Interfinance acted as placement agent and received a placement fee of 3% of the gross proceeds to the Company. An aggregate amount of $39,482 has been paid to Interfinance with respect to such placement fee. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended March 31, 1999. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.

GENERAL

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. To date, the Company has received an aggregate of approximately $8,667,800 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base. In implementing its network, the Company experienced significant technical problems with multiplexers and transmission equipment. The equipment has been upgraded by the suppliers at the supplier's own expense. This has resulted in a lag in the realization of revenue.

The Company's revenue during the fiscal year ended March 31, 1999 was generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers presently comprise international telecom carriers and national telecoms, and the Company's retail customers presently comprise medium-sized companies located in Switzerland, Belgium and the United Kingdom. The Company was granted an International Simple Resale ("ISR") license in the United Kingdom. The ISR license permits the Company to engage in the international resale of telecom services. During the fiscal year ended March 31, 1999, the Company received the International Facility License ("IFL") from the United Kingdom Department of Trade and Industry. The IFL permits the Company to own international facilities such as circuits, thereby enabling the Company to gain a cost advantage by eliminating leased line charges. See "Item 1. Business-- Regulation."

While the Company's retail operations were initially limited to Switzerland, the Company has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, the Company consummated the purchase of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of currently approximately 1,200 customers. The purchase price for Multicom NV was 11,101,043 Belgium Francs (approximately $317,000). See Note 5(b) of the Notes to the Consolidated Financial Statements. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit. The Company is presently exploring opportunities in Germany, the United Kingdom and other European countries.

Effective as of December 1, 1997, and November 30, 1997, respectively, the Company sold its subsidiaries, UTG (Network) Ltd., a company organized under the laws of the United Kingdom ("UTG Network", and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland ("UTG Europe"), to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries. At the same time the other subsidiaries and activities in Hungary, France have been passed to Mr. Fritz Wolff, a former CEO of the Company in 1997.

During the fiscal year ended March 31, 1998, in order to permit full businessoperations under Swiss law, UTG Communications Holding AG was renamed UTGTelecom AG ("UTG Telecom"). Effective May 26, 1998, for marketing reasons, UTG Telecom's name was again changed to Starfon Telecom Services AG.

Since the regulatory opening of the Swiss and European Telecommunications markets on January 1, 1998, it is no longer necessary to route all outgoing calls via London. Applicable telecommunications regulations now permit interconnection with all European countries. This revision is expected to save the Company a considerable amount of fixed overhead costs, and management believes that this development is likely to facilitate economical self-sustaining operations for the Company within a shorter period of time than originally contemplated.

During the fiscal year ended March 31, 1999, the Company entered into a joint venture with 8 individual distributors for the purpose of establishing a distribution network for telecommunications cards in the United Kingdom. The Company and its 8 distribution partners formed StarPoint. StarPoint is located in London with the Company holding 51% of Starpoint's equity and the Company's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, the Company formed StarGlobal Ltd., a wholly-owned indirect subsidiary organized under the laws of the United Kingdom, with the intent to resume the Company's wholesale and carrier-to-carrier business. StarGlobal's new equipment can handle traffic worth USD 25 million per year, with a gross margin of about 5 to 8% depending on the destination.

In Switzerland, the Company successfully tested its credit card-based phone services with a limited group of users during the fiscal year ended March 31, 1999. The Company's product is intended to enable a credit card holder to use the credit card as a post-paid phonecard. As a result, users of the Company's services will benefit from discounts for international and national long distance telecommunications services compared to the rates being offered by Swisscom and other major telecom service providers in Switzerland. The Company is currently preparing the full scale launch of this product together with a major retail chain in Switzerland.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company intends to become an Internet service provider ("ISP") to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and the related consulting and support services), to retail and other Internet service providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services as a competitive necessity in the markets in which it currently operates. The Company believes that establishing an e-commerce business would provide an interesting supplement to its conventional telecommunications services and its newly developed Internet services with a business with high growth potential. The goal of the Company's strategy is to acquire the necessary know-how for the future provision of Internet-based telecommunications services, including Internet telephony.

The Company is currently exploring appropriate several opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operations into other European countries as and when business, market and regulatory conditions permit. There can be no assurance that the Company's efforts in any of the foregoing countries will result in successful commercial operations.

The Company's goal is to supplement its current operations with Internet-related services.

FINANCIAL CONDITION

At March 31, 1999, the Company had a working capital deficit of $1,380,693 and an accumulated deficit of $7,222,639, as compared to working capital and accumulated deficit of $233,444 and $4,551,224, respectively, at March 31, 1998.

At March 31, 1999, the Company's bank overdraft balance was CHF 987,124 (approximately $663,925) compared to March 31, 1998 when the Company had no outstanding bank overdrafts.

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

On March 23, 1998, the Company issued 250,000 shares of common stock (post stock split) at a purchase price of $2.00 per share to an accredited investor. In addition, for each share of common stock purchased, the investor also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase an additional 500,000 shares of common stock upon the same terms and purchase price of the initial purchase on or prior to December 31, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuances was $1,276,590.

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through calendar 1999. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to a switch in London for routing. The selected path is based on the least cost. This provides a large amount of flexibility to the Company, and to ensure the quality of the connections and lowest cost. With this distributive architecture the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility.

Based upon the Company's plan of operation, the Company estimates that its existing financing resources together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

Accounts payable and accrued expenses amounted to approximately $3,835,759 at March 31, 1999 compared to $1,369,818 at March 31, 1998. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

During the fiscal year ended March 31, 1999, the Company could achieve the expected gross margins in all of its business segments. Sales of the Company's wholesale divisions have not met management's expectations.

SALES

During the fiscal year ended March 31, 1999, the Company recorded net sales of $5,400,256, in comparison to $2,319,631 during the fiscal year ended March 31, 1998. The gross profit for the fiscal year ended March 31, 1999 increased to $1,162,570 (or 21.5% of the Company's net sales) as compared to the fiscal year ended March 31, 1998 when the Company had gross profits of $1,007,347 (or 43.4% of the Company's net sales during that period). The absolute increase in gross profits reflects the fact that the volume of the Company's operations has increased. The relative decrease in gross profits is due to the fact that the Company has generated a greater portion of its sales through the resale of calling cards, which has a lower margin than the retail and wholesale provision of telecommunications services. Management of the Company expects a significant increase of its margin as a result of the planned introduction of the Company's own calling cards in Switzerland, Belgium and the United Kingdom.

The Company's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers as well as the resale of calling cards from other providers in the United Kingdom. The Company's wholesale customers presently comprise international telecom carriers and national telecom companies. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers consistent with the Company's goal of expanding its corporate retail customer base.

COST OF SALES

Cost of sales was $4,237,686 for the fiscal year ended March 31, 1999, as compared to $1,312,284 for the fiscal year ended March 31, 1998 consisting of carrier charges, costs for leased lines and related activities and the acquisition costs and costs of sales of the Company's existing calling card resale business. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. This increase is the result of the Company's increase in net sales and in the relatively high cost calling card resale business. Management of the Company expects that the relative amount of cost of sales will decrease with the introduction of its own calling cards in Switzerland, Belgium and the United Kingdom.

SELLING AND TECHNICAL EXPENSES

Selling and technical expenses for the fiscal year ended March 31, 1999 were $728,273, compared to $223,420 for the previous fiscal year. This increase is the result of an increase in technical expenses related to the installation of various switches and servers to increase the Company's capacity to handle traffic and to implement the Company's interconnection arrangements with other carriers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the fiscal year ended March 31, 1999 were $2,928,855 compared to $3,020,117 for the fiscal year ended March 31,

1998. On the one hand, the Company had a larger bad debt expense and lower depreciation and amortization during the fiscal year ended March 31, 1998. On the other hand, the Company's salaries and employee benefits expenses as well as depreciation and amortization have increased significantly during the fiscal year ended March 31, 1999.

DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 1998, the Company realized an extraordinary gain of $4,529,000 related to the disposition of certain of its subsidiaries which were deemed by the Company to be no longer material to the Company's core market operations. During the fiscal year ended March 31, 1999, the Company did not realize any significant extraordinary gain or loss.

NET INCOME/LOSS

The Company's net loss from continuing operations for the fiscal year ended March 31, 1999 was $2,671,415 as compared to $2,367,555 for the fiscal year ended March 31, 1998.

The Company realized a net loss of $2,671,415 in the fiscal year ended March 31, 1999 and a net income for the fiscal year ended March 31, 1998 of $2,161,445. The net loss during the fiscal year ended March 31, 1999 compared to the net income during the previous fiscal year is the result of the absence of any extraordinary gain during the fiscal year ended March 31, 1999.

YEAR 2000

The Company is in the process of reviewing its computer systems to ensure that it will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000, but the Company has not expended material amounts in this respect. The Company has upgraded most of its computer software and has received confirmation from the respective software developers that such software is year 2000 compliant. The Company continues to upgrade its computer systems where necessary and expects that all of the Company's significant computer systems will be year 2000 compliant by August 1999. The Company currently believes that the cost of year 2000-related corrections will not have a material effect on the Company's business, operations or financial condition. The Company may also be exposed in the event any of the carriers with whom the Company currently (or in the future) is contracting for network access experiences a catastrophic failure in connection with the change of calendar on January 1, 2000. While the Company is attempting to obtain assurances from its carriers in this respect, there can be no assurance that it will be successful in its attempts or that such assurances, if obtained, will provide the Company with sufficient protection in the event one of its carriers experiences a catastrophic year 2000 problem.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers, directors and significant employees of the Company on March 31, 1999 were as follows:

Name                            Age                      Position

Ueli Ernst                      52             Chairman of the Board, Chief
                                               Executive Officer and Director

Klaus Brenner                   43             Treasurer, Secretary and Director

Andreas Popovici (1)            45             Vice President of Starfon

----------
(1) Andreas Popovici is not an executive officer but is deemed a "significant employee".

UELI ERNST has served as a director and Chief Executive Officer of the Company since January 3, 1998. Mr. Ernst currently devotes approximately 80% of his business time to this position. The remaining time is devoted to various other business activities of Mr. Ernst, including his services as President of Interfinance Investment Company Ltd. He has 26 years of experience in international business development in various industries primarily in management consulting, financial advisory services and rendering advice to new growth business ventures. He was Chairman of Swissray International Inc, a reporting company which was then listed on the NASDAQ Small Cap Market, from May 1995 through March 1997. Mr. Ernst received his Masters of Business Administration (lic. oec. publ.) degree in 1973 from the University of Zurich.

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

ANDREAS POPOVICI has served as vice president (Direktor) of United Telegroup AG since March 1996 and currently serves as technical director of Starfon. From October 1995 to March 1996, Mr. Popovici served as general manager of Callcom, a Swiss telecom service company. From 1991 through October 1995 Mr. Popovici served as vice president (Direktor) of the systems department at Swissphone, a Swiss telecom company.

Directors of the Company hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

No family relationships exist among any of the directors or executive officers of the Company.

The Company's equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934. As such, no person is required to comply with the requirements of Section 16 of such Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation awarded to, earned by or paid to David Schlecht, Fritz Wolff, Ronald Kuzon and Ueli Ernst who served as the Company's chief executive officer during the fiscal year ended March 31, 1999 and each other executive officer whose total annual salary and bonus exceeded $100,000 during any of the fiscal years ended March 31, 1999, 1998 or 1997. In certain cases, dollar amounts are approximated based on foreign currency translations.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation                Long-Term Compensation         Awards      Payouts

Name and       Fiscal Year   Salary    Bonus   Other Annual     Restricted      Securities     LTIP     All Other
Principal      Ended March    ($)       ($)    Compensation    Stock Award(s)   Underlying    Payouts  Compensation
Position           31,                             ($)             ($)          Options/SARs    ($)        ($)

Ueli Ernst,       1999                             (2)
 Chairman of      1998          --       --        --              (2)              (2)          --         --
 the Board &      1997          --       --        --                                            --         --
 Chief
 Executive
 Officer (1)

Ronald Kuzon,     1999          --
 Chairman         1998       10,625                            200,000 (4)
 and Chief        1997
 Executive
 Officer (3)

David Schlecht,   1999          --       --        --               --              --
 President &      1998        5,000 (6)
 Chief            1997       55,000 (6)  --        --           200,000 (4)         (7)
 Executive
 Officer (5)

Fritz K. Wolff,   1999      172,359 (9)  --        --           100,000 (10)       (11)
 Executive Vice   1998       29,580 (9)
 President &      1997                   --        --               --
 Chief Operating
 Officer (8)

Keith Rhea,       1999      124,500 (13) --        --                              (14)
 Chief Operating  1998
 Officer and      1997
 Director (12)

Robert Finn,      1999      182,228 (16)
 Chief Financial  1998          --
 Officer (15)     1997

(1) Mr. Ernst was appointed Chairman of the Board and Chief Executive Officer on January 3, 1998. Mr. Ernst has not received any compensation for his services in this capacity during the fiscal year ended March 31, 1999.

(2) Interfinance Investment Co. Ltd., a company controlled by Mr. Ernst earned $39,482.16 in commissions related to the sale of 658,036 shares of common stock and warrants to an investor during the fiscal years ended March 31, 1998 and March 31, 1999 and was issued an aggregate of 144,000 shares of common stock and 92,308 options to purchase common stock of the Company in connection with various financings. These options expired as of March 31, 1999.

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

(6) Does not include amounts paid as rent to a Company controlled by Mr. Schlecht. See "Item 12. Certain Relationships and Related Transactions."

(7) On March 10, 1997, Mr. Schlecht was granted options exercisable for 7,692 shares of Common Stock. Because of Mr. Schlecht's resignation from his position prior to the expiration of the vesting period for such options, such options have been forfeited.

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

(10) Represents the deemed fair market value of 7,692 unregistered shares of Common Stock on January 15, 1997, the date of grant.

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

The following table sets forth all grants of options to purchase Common Stock to the executive officers named in the Summary Compensation Table for the fiscal year ended March 31, 1999.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

Name   Number Of Securities      Percent Of Total      Exercise Of Base Price       Expiration Date
(a)        Underlying          Options/SARs Granted           ($/Sh)                     (e)
       Options/SARs Granted       to Employees In                (d)
               (#)                  Fiscal Year
               (b)                      (c)

Ueli Ernst      --
Ronald Kuzon    --
David Schlecht  --
Fritz K. Wolff  --
Keith Rhea      --
Robert Finn     --

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

Name        Shares Acquired On   Value Realized    Number Of Unexercised         Value Of Unexercised
(a)             Exercise             ($)           Securities Underlying             In-The-Money
                  (#)                (c)              Options/SARs At               Options/SARs At
                  (b)                                    FY-End (#)                    FY-End ($)
                                                        Exercisable/                 Exercisable/
                                                       Unexercisable                 Unexercisable
                                                           (d)                            (e)
Ueli Ernst        --                 --                  94,227
Ronald Kuzon      --                 --                    --                             --
David Schlecht    --                 --                    --                             --
Fritz K. Wolff    --                 --                    --                             --
Keith Rhea        --                 --                    (1)                            --
Robert Finn       --                 --                    --                             --

(1) See Note 14 to Compensation Table.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 28, 1999, certain information concerning beneficial ownership of the Company's Common Stock by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under Item 10 above and (iv) all current executive officers and directors of the Company as a group.

NAME AND ADDRESS                            NUMBER OF SHARES BENEFICIALLY OWNED
PERCENTAGE OF COMMON STOCK(1)

Medfield Investments S.A.                   658,036               38.45%
Sonnenbergweg 12
5608 Stetten, Switzerland

Ulrich Ernst                                276,546(2)            16.16%
c/o  UTG Communications
International Inc.
Limmattalstrasse 10
8954 Geroldswil, Switzerland

Interfinance Inv. Co. Ltd.                  186,546               10.90%
Steinhaldering 8,
8954 Geroldswil, Switzerland

Klaus Brenner                               213,461(3)            12.47%
c/o  UTG Communications
International Inc.

Limmattalstrasse 10
8954 Geroldswil, Switzerland

All directors and executive officers         28.63%
as a group (two persons)

----------

*     Denotes less than 1%.

(1) Based on 1,711,190 shares of Common Stock issued and outstanding.

(2) Includes 186,546 shares of Common Stock beneficially owned by Interfinance Inv. Co. Ltd., a company controlled by Mr. Ernst.

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

On March 23, 1998, the Company issued 250,000 shares of Common Stock (post-reverse split) at a purchase price of $2.00 per share. In addition, for each share of Common Stock purchased, the subscriber received three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Net proceeds received by the Company were $485,000. Under the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase up to an additional 500,000 shares of Common Stock upon the same terms and purchase price as for the initial purchase on or prior to December 1, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuance were $791,590. In connection with these issuances, Interfinance acted as placement agent and received a placement fee of 3% of the gross proceeds to the Company. An aggregate amount of $39,482 has been paid to Interfinance with respect to such placement fee. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor." The Company believes that the terms of all transactions with Interfinance were as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.

In connection with the arrangement of the arrangement of a loan in the amount of $371,250 to the Company by Blachscom Investment, an unrelated party to the Company and its affiliates, Interfinance received a commission in the amount of $18,562.50. The Company believes that such commission was as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.

The Company leases its principal executive offices from a company where Mr. Ernst, the Company's Chairman and Chief Executive Officer is a member of the Board of Directors, for CHF 5,000 (approximately $3,250) per month. The Company considers such rent to be at arm's length.

See "Item 10. Executive Compensation" for a description of employment and other compensation arrangements with the Company's executive officers and directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

See Index to Exhibits on page E-1.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1999.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UTG COMMUNICATIONS INTERNATIONAL, INC.


                       By: /s/ Ueli Ernst
                           -----------------------------------------------------
                           Ulrich Ernst, Chairman of the Board & Chief Executive Officer

Date: July 8, 1999

                                  EXHIBIT INDEX

Reference is made below to exhibits indicated with the following footnotes which are incorporated herein by reference thereto:

(1) Filed with the U.S. Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form SB-2 (No. 333-8305) filed on July 17, 1996 (the "SB-2").
(2) Filed with the Commission as an exhibit to Amendment No. 1 to the SB-2 filed on August 16, 1996.
(3) Filed with the Commission as an exhibit to Amendment No. 2 to the SB-2 filed on August 30, 1996.
(4) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1996.
(5) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997.
(6) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.
(7) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.
(8) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.
(9) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(10) Filed with the Commission as an exhibit to the Company's Form S-3 filed on February 3, 1999.

Exhibits indicated with footnote (11) are executive contracts or compensatory plan arrangements filed pursuant to Part III, Item 2 of Form 10-KSB.

Exhibit No.     Description
-----------     -----------

3.1             Certificate of Incorporation of the Company (1)
3.1(a)          Amendment to Certificate of Incorporation of the Company (2)
3.1(b)          Amendment to Certificate of Incorporation of the Company (3)
3.1(c)          Amendment to Certificate of Incorporation of the Company (8)
3.2             By-laws of the Company (1)
10.1            Stock Purchase Agreement dated April 30, 1996 between
                Registrant and Tom Combrinck (2)
10.2            Subscription Agreement dated April 30, 1996 between Registrant and Interfinance Inv. Co. Ltd. for the purchase of 183,333 shares of Common Stock (2)
10.3            Subscription Agreement dated April 30, 1996 between Registrant and Interfinance Inv. Co. Ltd. for the purchase of 2,566,667 shares of Common Stock (2)
10.4            Promissory Note in the principal amount of $2,799,974, dated
                April 30 1996, by Interfinance Inv. Co. Ltd. in favor of
                Registrant (2)
10.5            Security and Pledge Agreement dated April 30, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.6            Registration Rights Agreement dated April 30, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.7            Agreement dated December 21, 1995 between Registrant and
                Telemedia International, together with Assignment dated July 1,
                1996 (2)
10.8            Lease beginning April 1, 1996 between Registrant and Guido M.
                Renggli (2)
10.9            Management Agreement dated March 14, 1996 between Registrant and Andreas Popovici (2), (11)
10.10           Management Agreement dated April 4, 1996 between Registrant and
                Franco Reinschmidt (2), (11)
10.11           Form of Customer Contract of Registrant (2)
10.12           Subscription Agreement dated August 15, 1996, between
                Registrant and Interfinance Inv. Co. Ltd., for the purchase of 400,000 shares of Common Stock (2)
10.13           Promissory Note in the principal amount of $990,000 dated
                August 15, 1996, by Interfinance Inv. Co. Ltd., in favor of the Registrant (2)
10.14           Security and Pledge Agreement dated August 15, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.15           Subscription Agreement dated as of January 15, 1997 between the
                Company and Interfinance Inv. Co. Ltd. (4)
10.16           Subscription Agreement dated as of November 21, 1996 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17           Joint Instructions of Registrant and Thomas Combrinck and
                Interfinance Inv. Co. Ltd. dated January 16, 1997 (5)
10.18           Consultancy Agreement effective September 1, 1996 between UTG
                Communications (Europe) AG and Birand Ltd. (5), (11)
10.19           Share Purchase Agreement among UTG Communications Belgium N.V.,
                Messrs. Luc and Tom Van den Bogart and UTG Communications

                Holding AG. (5)
10.20           Pledge Agreement among UTG Communications Belgium N.V., Messrs.
                Luc and Tom Van den Bogart and UTG Communications Holding AG.
                (5)
10.21 Employment Agreement dated June 30, 1997 between the Registrant and Keith Rhea (5), (11)
10.22 Cooperation Agreement dated August 6, 1997 between Trafficom and UTG Hungary (6)
10.23           Consulting Agreement between the Company and Telepath, Ltd.
                (7),(11)
10.24 Share Purchase Agreement dated December 29, 1997 between Portmann Trading AG and UTG Communications Holding AG (8)
10.25 Share Purchase Agreement dated _______ between Portmann Trading AG and UTG Communications Holding AG (8)
10.26 Asset Purchase Agreement dated December 30, 1997 between UTG Communications (Europe) AG and UTG Communications Holding AG
                (8)
10.27 Subscription Agreement, dated as of January __, 1998 by and between the Registrant and Medfield Investment S.A. ("Medfield") (8)
10.28           Agreement between Medfield and the Registrant, dated May 16,
                1998 (8)
10.29           Form of Warrant issued to Medfield (8)
10.30 Registration Rights Agreement, dated as of March 23, 1998 between the Registrant and Medfield (8)
10.31 Settlement Agreement among Fritz K. Wolff, Birand Ltd., TeleInvest Ltd. and UTG International, Inc., together with Share Purchase Agreement dated as of May 31, 1998 among Fritz
                K. Wolff, TeleInvest Ltd. and Interfinance Inv. Co. Ltd. (8)
10.32           Loan Agreement, dated August 13, 1998(9)
10.33           Agreement dated September 25, 1998 between Medfield and the
                Company (9)
10.34 Interconnection Agreement dated August 21, 1998 between the Company and Swisscom (9)
10.35           Shareholders Agreement, dated as of November 16, 1998 (10)
21.1            List of Subsidiaries
23.1            Consent of Merdinger, Fruchter, Rosen & Corso, P.C.
27.1            Financial Data Schedule

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                      INDEX
                                      -----

INDEPENDENT AUDITORS' REPORT ....................................       F-2

CONSOLIDATED BALANCE SHEETS .....................................    F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS ...........................    F-5 - F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) ..........       F-7

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ..................       F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................    F-9 - F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................    F-11 - F-26

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
UTG COMMUNICATIONS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                  Certified Public Accountants

New York, New York
June 15, 1999

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,
                                                         -----------------------
                                                             1999         1998
    ASSETS                                               -----------------------
CURRENT ASSETS
  Cash and Cash Equivalents                              $  402,925   $  363,169
  Restricted Cash (Note 2)                                  336,293           --
  Accounts Receivable, net of allowance for
   doubtful accounts of 372,314 and 263,617               1,167,227      354,233
  Inventory                                                 606,140           --
  Other Receivables (Note 3)                                824,602      902,563
  Prepaid Expenses and Other Current Assets                 117,757       74,318
                                                         ----------   ----------

     Total Current Assets                                 3,454,944    1,694,283

Property and Equipment, at cost, net of accumulated
 depreciation of $2,158,682 and $1,184,547 (Note 4)       2,579,646    2,311,164

Organization Costs, at cost, net of accumulated
 amortization of $36,160 and $3,303                         108,953       10,162

Goodwill, at cost, net of accumulated amortization
 of $45,925 and $6,561                                      205,753      245,118

Customer Lists, at cost, net of accumulated
 amortization of $291,534 and $104,119 (Note 6)             645,536      832,950

Deferred Taxes (Note 10)                                         --           --

Other Assets                                                203,283       78,665
                                                         ----------   ----------

     TOTAL ASSETS                                        $7,198,115   $5,172,342
                                                         ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank Overdraft (Note 7)                             $   663,925   $        --
  Accounts Payable and Accrued Expenses                 3,835,759     1,369,818
  Due to Related Party (Note 8)                            14,516            --
  Loans Payable (Note 9)                                   67,649            --
  Capital Lease Obligation, Current (Note 11)             253,788       101,021
                                                        ---------     ---------

   Total Current Liabilities                            4,835,637     1,470,839

Loans Payable (Note 9)                                    371,250            --

Capital Lease Obligation, Long-Term (Note 11)             473,920       469,958
                                                        ---------     ---------

     TOTAL LIABILITIES                                  5,680,807     1,940,797
                                                        ---------     ---------

Commitments and Contingencies (Note 11)                        --            --

STOCKHOLDERS' EQUITY (Notes 12,13,14, 15 & 16)
  Preferred stock - $.01 par value, authorized
   10,000,000 shares; none issued and outstanding              --            --

  Common Stock - $0.00001 par value, authorized
   60,000,000 shares; 1,711,190 and 1,303,154 issued
   and outstanding                                             16            13

  Additional Paid-in Capital                            8,667,784     7,925,628

  Treasury Stock                                         (300,000)           --

  Accumulated Deficit                                  (7,222,639)   (4,551,224)

  Cumulative Foreign Currency Translation Adjustment      365,738      (142,872)

  Minority Interest                                         6,409            --
                                                        ---------     ---------

   Total Stockholders' Equity                           1,517,308     3,231,545
                                                        ---------     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 7,198,115   $ 5,172,342
                                                      ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For The Year Ended
                                                                 March 31,
                                                     --------------------------
                                                          1999          1998
                                                     -----------    -----------

NET SALES                                            $ 5,400,256    $ 2,319,631

COST OF SALES                                          4,237,686      1,312,284
                                                     -----------    -----------

GROSS PROFIT                                           1,162,570      1,007,347
                                                     -----------    -----------
SELLING AND TECHNICAL EXPENSES
  Consulting Fees                                             --         75,457
  Technical Fees                                         564,543         83,563
  Sales Salaries                                         163,730         34,148
  Other Selling Expenses                                      --         30,252
                                                     -----------    -----------
     Total Selling and Technical Expenses                728,273        223,420
                                                     -----------    -----------

INCOME FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                     434,297        783,927
                                                     -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Management and Consulting Fees                          97,814        248,170
  Salaries and Employee Benefits                         795,980        128,610
  Bad Debt Expense                                       124,854      1,026,900
  Depreciation and Amortization                        1,173,645        505,831
  Professional Fees                                      180,198        194,309
  Travel Expenses                                         64,188         40,379
  Employment Agency Fees                                  31,564             --
  Rent Expense                                            85,645         46,468
  Association Fees                                        29,170             --
  Insurance Expense                                       16,287         29,995
  Other Operating Expenses                               329,510        799,455
                                                     -----------    -----------
     Total General and Administrative Expenses         2,928,855      3,020,117
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (2,494,558)    (2,236,190)

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Year Ended
                                                             March 31,
                                                   --------------------------
                                                        1999          1998
                                                   -----------    -----------

OTHER INCOME (EXPENSES)
  Interest Income                                       35,030             24
  Interest Expense                                     (78,360)      (109,549)
  Loss From Foreign Currency                          (403,228)        (5,998)
  Other Income (Expenses)                              195,233        (15,842)
                                                   -----------    -----------

     Total Other Income (Expenses)                    (251,325)      (131,365)
                                                   -----------    -----------

LOSS BEFORE MINORITY INTEREST                       (2,745,883)    (2,367,555)

MINORITY INTEREST                                       74,468             --
                                                   -----------    -----------

LOSS BEFORE INCOME TAXES                            (2,671,415)    (2,367,555)

INCOME TAXES (Note 10)                                      --             --
                                                   -----------    -----------

LOSS FROM CONTINUING OPERATIONS                     (2,671,415)    (2,367,555)
                                                   -----------    -----------

DISCONTINUED OPERATIONS (Note 5)

  Loss from Operations of Discontinued
   Subsidiaries, net of Income Tax                          --     (2,963,159)

  Gain on Sale of Discontinued Subsidiaries,
   net of Income Taxes                                      --      7,492,159
                                                   -----------    -----------

     Total Gain on Discontinued Subsidiaries                --      4,529,000
                                                   -----------    -----------

NET INCOME (LOSS)                                  $(2,671,415)   $ 2,161,445
                                                   ===========    ===========

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
  Basic                                            $     (1.80)   $     (2.26)
                                                   ===========    ===========
  Diluted                                          $     (1.80)   $     (2.26)
                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                            $     (1.80)   $      2.06
                                                   ===========    ===========
  Diluted                                          $     (1.80)   $      1.14
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                          For The Year Ended
                                                               March 31,
                                                    ---------------------------
                                                         1999          1998
                                                    -----------     -----------

COMPREHENSIVE INCOME
    Net Income (Loss)                               $(2,671,415)    $ 2,161,445

    Foreign Currency Translation Adjustment             508,610          (5,422)
                                                    -----------     -----------

COMPREHENSIVE INCOME (LOSS)                         $(2,162,805)    $ 2,156,023
                                                    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                          Additional                              Foreign                  Total
                                        Common Stock       Paid-in     Treasury    Accumulated    Currency   Minority  Stockholders'
                                      Shares     Amount    Capital       Stock       Deficit     Adjustment  Interest     Equity
                                     ---------   ------  -----------   ----------  ------------  ----------  --------  ------------
Balance at March 31, 1997, Restated  1,018,923   $   10  $ 7,180,631   $      --   $(6,712,669)  $(137,450)  $     17   $  330,539

Net Income For The Year Ended
 March 31, 1998                             --       --           --          --     2,161,445          --         --    2,161,445

Issuance of Common Stock, Giving
 Effect to a 13:1 Reverse Split        284,231        3      744,997          --            --          --         --      745,000

Cumulative Foreign Currency
 Translation Adjustment                     --       --           --          --            --          --        (17)         (17)

Minority Interest                           --       --           --          --            --      (5,422)        --       (5,422)
                                     ---------   ------  -----------   ----------  ------------  ---------   --------   ----------

Balance at March 31, 1998            1,303,154       13    7,925,628          --    (4,551,224)   (142,872)        --    3,231,545

Net Loss - For the Year Ended
 March 31, 1999                             --       --           --          --    (2,671,415)         --         --   (2,671,415)

Issuance of Common Stock               408,036        3      816,069          --            --          --         --      816,072

Offering Costs                              --       --      (73,913)         --            --          --         --      (73,913)

Treasury Stock                              --       --           --    (300,000)           --          --         --     (300,000)

Cumulative Foreign Currency
 Translation Adjustment                     --       --           --          --            --     508,610         --      508,610

Minority Interest                           --       --           --          --            --          --      6,409        6,409
                                     ---------   ------  -----------   ----------  ------------  ---------   --------   ----------

Balance at March 31, 1999            1,711,190   $   16  $ 8,667,784   $(300,000)  $(7,222,639)  $ 365,738   $  6,409   $1,517,308
                                     =========   ======  ===========   ==========  ============  =========   ========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Year Ended
                                                               March 31,
                                                       ------------------------
                                                          1999          1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                  $(2,671,415)   $ 2,161,445
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used by Operating Activities
    Depreciation and Amortization                      1,173,645        505,831
  Changes in Certain Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable          (836,644)       439,605
    Increase in Other Receivables                       (225,390)    (1,904,890)
    (Increase) Decrease in Prepaid Expenses and
     Other Current Assets                                (44,684)        89,418
    Increase in Inventory                               (621,774)            --
    (Increase) Decrease in Organization Costs           (134,124)        13,048
    Increase in Other Assets                            (128,535)       (69,846)
    Increase (Decrease) in Accounts Payable and
    Accrued Expenses                                   2,548,871     (1,780,166)
    Increase in Due to Related Party                      14,885             --
                                                     -----------    -----------
Total Cash Used by Operating Activities                 (925,165)      (545,555)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment, net             (1,242,617)    (1,586,760)
  Increase in Goodwill                                        --       (304,535)
                                                     -----------    -----------
Total Cash Used by Investing Activities               (1,242,617)    (1,891,295)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Restricted Cash                           (347,913)            --
  Increase in Bank Overdraft                             686,867             --
  Increase (Decrease) in Loans Payable                   441,236        (26,928)
  Increase in Capital Lease Payable, net                 162,311        594,479
  Proceeds from Subscription Receivable                       --        670,000
  Contribution to Capital                                816,072        745,000
  Offering Costs                                         (73,913)            --
  Minority Interest                                        6,571            (17)
                                                     -----------    -----------
Total Cash Provided By Financing Activities            1,691,231      1,982,534
                                                     -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                          516,307        429,287
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                         39,756        (25,029)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            363,169        388,198
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR              $   402,925    $   363,169
                                                     ===========    ===========

CASH PAID DURING THE YEAR FOR:
  Interest Expense                                   $    66,000    $    64,000
                                                     ===========    ===========
  Income Taxes                                       $        --    $        --
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended March 31, 1999:

      The Company received 23,077 shares of its common stock as consideration for payment of a $300,000 receivable due from a former officer of the company. The common stock is recorded as treasury stock as of March 31, 1999. (See also Notes 3 and 16).

Year Ended March 31, 1998:

      In December 1997, the Company purchased an existing customer base for SFr 1,426,500 (approximately $937,000) in exchange for a loan payable to a third party (see also Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

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

            The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. (the "Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

                  1) Starfon Telecom Services AG, ("Starfon"), formerly known as UTG Telecom AG ("Telecom"), and as UTG Communications Holding AG, ("UTG Holding"), incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

                  2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Starfon);

                  3) Multicom NV ("Multicom"), incorporated under the laws of Belgium (owned 100% by UTG Belgium);

                  4) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);

                  5) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by the Company);

                  6) Starpoint Card Sales LTD, ("Starpoint"), incorporated under the laws of the United Kingdom on November 18, 1998 (owned 51% by Telelines); and

                  7) Star Global LTD, ("Star Global"), incorporated under the laws of the Jersey, Channel Islands on November 24, 1998 (owned 100% by Telelines);

                        All significant intercompany accounts and transactions have been eliminated in consolidation.

      b)    Line of Business
            The Company is a switch-based provider of private voice; fax and data management telecommunication services throughout Europe and is engaged in the resale of international telecom services in the United Kingdom.

                      UTG COMMUNICATIONS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c)    Use of Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      d)    Revenue Recognition
            Revenue from switch based services are recognized when billed based on the number of minutes provided to customers. Revenue from the sale of phone cards is recorded at the time of sale.

      e)    Concentration of Credit Risk
            The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

      f)    Cash and Cash Equivalents
            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      g)    Inventory
            Inventory, consisting mainly of calling cards, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

      h)    Property and Equipment
            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

      i)    Organization Costs
            Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs have been capitalized and will be amortized over a period of five years.

      j)    Goodwill
            Goodwill represents the cost in excess of the fair market value of the Company's acquisitions. Amortization is being computed using the straight-line method over a period of forty years.

      k)    Customer Lists
            Customer lists represents the cost of the acquisition of subscriber names at their fair market value. Amortization is being computed using the straight-line method over a period of three years.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      l)    Bank Overdraft
            The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

      m)    Offering Costs
            Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

      n)    Advertising Costs
            Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended March 31, 1999 and 1998, advertising expense amounted to $57,047 and $30,104, respectively.

      o)    Translation of Foreign Currency
            The Company translates the foreign currency financial statements of its Swiss, Belgium and United Kingdom subsidiaries, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

      p)    Income Taxes
            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

      q)    Fair Value of Financial Instruments
            The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

      r)    Long-Lived Assets
            SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      s)    Stock-Based Compensation
            SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      t)    Earnings Per Share
            SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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

                                                            As of March 31,
                                                            ---------------
                                                         1999             1998
                                                         ----             ----
            Basic EPS                                 1,485,529        1,046,756
                                                      =========        =========
            Diluted EPS                               1,485,529        1,896,756
                                                      =========        =========

      u)    Comprehensive Income
            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 1999 and 1998, the Company has items that represent comprehensive income, therefore, has included a statement of comprehensive income.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      v)    Impact of Year 2000 Issue
            During the year ended March 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by August of 1999. Currently, the Company does not expect that costs associated with becoming Year 2000 compliant to be material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

      w)    Recent Accounting Pronouncements
            During 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. This statement is effective for the Company's 1998 fiscal year. The Company is in the process of evaluating the disclosure requirements under this standard.

            Additionally, during 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 2 - RESTRICTED CASH

            Restricted cash represents a call money account that is pledged against the 1,000,000 Swiss franc bank overdraft account with Credit Suisse Bank. Restricted cash totaled $336,293 as of March 31, 1999. (See Note 7)

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 3 - OTHER RECEIVABLES

                                                                As of March 31,
                                                                ---------------
                                                               1999       1998
                                                               ----       ----
                    A) Com Netzwork AG                       $790,445   $602,563
                    B) Former Director                             --    300,000
                       Other                                   34,157         --
                                                             --------   --------
                                                             $824,602   $902,563
                                                             ========   ========

      A) This receivable represented a balance due from Com Netzwork AG, ("Netzwork"), formerly known as UTG Communications (Europe) AG ("UTG Europe"), an unrelated third party. The balance relates to the sale of Europe. (See Note 5d).

      B) This receivable represented a balance due from a former director of the Company relating to a settlement of services provided and the sale of UTG Hungary. (See Note 5a). During the fiscal year 1999, this receivable was repaid with 23,077 shares of the company's common stock.

NOTE 4 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                      As of March 31,
                                                      ---------------
                                                  1999            1998
                                                  ----            ----
            Telecommunications Equipment      $ 3,386,767    $ 3,155,377
            Computer Equipment and Software     1,036,749        203,157
            Furniture and Fixtures                314,812        137,177
                                              -----------    -----------
                                                4,738,328      3,495,711
            Less: Accumulated Depreciation     (2,158,682)    (1,184,547)
                                              -----------    -----------
                                              $ 2,579,646    $ 2,311,164
                                              ===========    ===========

            Depreciation expense for the year ended March 31, 1999 and 1998 was approximately $908,000 and $387,000, respectively.

NOTE 5 - INVESTMENTS

      a) On April 2, 1997, Starfon founded UTG Communications Hungary, Ltd. ("UTG Hungary"), incorporated under the laws of Hungary. Starfon's initial investment in UTG Hungary was CHF 8,000.

            During the third quarter of 1998, the Company, in connection with a settlement reached with a former director and his related companies, transferred its interest in UTG Hungary to this director, in return for his assumption of all of UTG Hungary's debts and obligations. The Company's loss from its investment in UTG Hungary amounted to $49,638 Swiss Francs or approximately $32,607, which is included in the Company's loss.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 5 - INVESTMENTS (Continued)

      b) On April 2, 1997, UTG Belgium acquired a 100% ownership in Multicom NV ("Multicom"), an existing telecommunications company operating in the areas of direct and indirect dial for 11,101,043 Belgium Francs or approximately $317,000.

      c) On April 8, 1997, Starfon consummated the purchase of its 49% interest in Tibesta Corporation NV ("Tibesta"), a company incorporated under the laws of Curacao. Tibesta is the 100% parent of Metatel Telemarketing BV ("Metatel"), a company incorporated under the laws of the Netherlands. The purchase price for the company's 49% ownership interest in Tibesta was $10,551 of which $2,940 represented their 49% interest ownership in Metatel.

            On June 9, 1997, Metatel founded UTG Communications Francs S.A. ("UTG France"), a 94% owned company with an initial investment of 750,000 French Francs or approximately $129,500 of which 49% was paid by the Company.

            As of September 30, 1997, the Company's subsidiaries Tibesta, Metatel and UTG France were no longer active. The Company wrote off its investments in these companies. Loss from investments in these companies of $67,772 is included in loss from discontinued operations.

      d) On November 30, 1997, an unrelated third party purchased from Starfon 100% of Europe for 1,000 Swiss Francs or approximately $700 and all of UTG Europe's assets and liabilities. The Company's loss from its investment in UTG Europe for the eight months ended November 30, 1997 amounted to 3,131,140 Swiss Francs or approximately $2,194,500 and is included in loss from discontinued operations. Due to significant losses in the prior year on UTG Europe and the current year loss, the sale resulted in a gain of 5,517,200 Swiss Francs or approximately $3,840,000 and is included in gain on disposal of discontinued operations.

      e) On December 1, 1997, an unrelated third party purchased from Starfon 100% of UTG Communications (Network) Ltd. For 1,000 Swiss Francs or approximately $700. The Company's loss from its investment in "UTG Net" for the eight months ending November 30, 1997 amounted to 618,900 British pounds or approximately $1,058,300 and is included in loss from discontinued operations. Due to significant losses in the prior year on UTG Network and the current loss, the sale resulted in a gain of 2,356,000 Swiss Francs or approximately $1,613,000, which is included in gain on disposal of discontinued operations.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 5 - INVESTMENTS (Continued)

      f) On November 15, 1998, the Company entered into a joint venture with 8 individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its 8 distribution partners formed StarPoint Card Sales LTD, located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. In exchange for their 49% interest, the 8 distributors contributed their existing businesses and customer bases to StarPoint and agreed to work exclusively for StarPoint for a minimum of 24 months. UTG contributed cash in the amount of GBP 51,000 to the joint venture. Under the joint venture agreement, UTG has a three-year call option to acquire its partners' 49% interest for cash and/or UTG common stock. The exercise price equals the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option.

NOTE 6 - ACQUISITION OF ASSETS

            On December 1, 1997, after the sale of its ownership in UTG Europe to an unrelated third party, Starfon purchased certain assets including property and equipment and customer lists from UTG Europe for a loan payable totaling approximately $4,020,300. These assets were recorded at cost, which approximated their fair market value and are being depreciated over their estimated useful life. The customer list valued at SFr 1,426,500 (approximately $937,000) represents the cost of the acquisition of subscriber names at their fair market value. Amortization is being computed using the straight-line method over the estimated useful life.

NOTE 7 - BANK OVERDRAFT

            The Company has a bank overdraft with Credit Suisse Bank totaling 987,124 Swiss franc or $663,925 as of March 31, 1999. The overdraft is drawn on a 1,000,000 Swiss franc credit line which is guaranteed by the restricted call money account that totaled $336,293 as of March 31, 1999. (See Note 2). The credit line bears interest 5.5% per annum as of March 31, 1999.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 8 - DUE TO RELATED PARTY

            Due to related party as of March 31, 1999 consisted of an advance to a director of the Company's subsidiary, Starpoint, totaling 9,000 British pounds or $14,516.

NOTE 9 - LOANS PAYABLE

            Loans Payable as of March 31, 1999 represent the following loan agreements dated August 13, 1998:

                  a) A $200,000 loan from Blacksea Inv. Ltd. ("Blacksea"), payable June 30, 2003. The loan bears an interest rate of 8% per annum and is payable on June 30, each year.

                  b) A 250,000 Swiss franc or $171,250 loan from Blacksea, payable June 30, 2003. The loan bears an interest rate of 5% per annum and is payable on June 30, each year.

                        As additional consideration to the above loans, the Company agreed to issue to Blacksea the following 3 year warrants which will entitle Blacksea to purchase, validly issued and non-assessable shares of the Company's, $.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrant Shares.

                        3,000 warrants at a strike price of $30
                        3,000 warrants at a strike price of $50
                        3,000 warrants at a strike price of 45 Swiss francs 3,000 warrants at a strike price of 75 Swiss francs

                        Blacksea has a further option to increase the loans by the same amounts as above, under the same conditions. This additional option must be executed in writing before January 31, 1999 and is also payable within this time. As of March 31, 1999, this option had not been executed.

                  c) A 100,000 Swiss franc or $67,649 loan from an unrelated party, payable on demand. The loan bears an interest rate of 5% per annum.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 10 - INCOME TAXES

            The components of the provision for income taxes is as follows:

            Current Tax Expense
               U.S. Federal                       $       --
               State and Local                            --
                                                  ----------
            Total Current                                 --
                                                  ----------

            Deferred Tax Expense
               U.S. Federal                       $       --
               State and Local                            --
                                                  ----------
            Total Deferred                                --
                                                  ----------

            Total Tax Provision from Continuing
             Operations                           $       --
                                                  ==========

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                     (34.0)%
            Deferred Tax Charge (Credit)                   --
            Effect on Valuation Allowance                34.0%
            State Income Tax, Net of Federal Benefit       --
                                                        -----
            Effective Income Tax Rate                     0.0%
                                                        =====

            At March 31, 1999 and 1998, the Company had net carryforward losses of approximately $7,223,000 and $4,551,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           As of March 31,
                                                           ---------------
                                                          1999          1998
                                                          ----          ----
            Deferred Tax Assets
            Loss Carryforwards                         2,456,000    $ 1,547,000

            Less:  Valuation Allowance                (2,456,000)    (1,547,000)
                                                     -----------    -----------
            Net Deferred Tax Assets                  $        --    $        --
                                                     ===========    ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 10 - INCOME TAXES (Continued)

            Net operating loss carryforwards expire starting in 2011 through 2013. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      a) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $175,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.

      b) On June 30, 1997, the Company entered into an employment agreement with Keith Rhea to serve as Chief Operating Officer of the Company and a member of the Board of Directors and a consulting agreement with Telepath, Ltd., a company believed to be affiliated with Mr. Keith Rhea. The terms of the agreements were for three years beginning on July 7, 1997 for an annual base salary of $100,000 and an annual consulting fee of $80,000. The Company also issued non-transferable stock options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1 per share. The options expire after 5 years and shall fully vest within 2 1/2 years. As of March 31, 1999 Mr. Rhea is no longer with the Company.

      c) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                    Operating          Capital
                                                     Leases            Leases
                                                   ----------       -----------
            2000                                   $  177,000       $   240,240
            2001                                       60,000           240,240
            2002                                       60,000           213,230
            2003                                       60,000           127,230
            2004                                       60,000            61,768
            2005 and thereafter                            --                --
                                                   ----------       -----------
               Total Minimum Lease Payments        $  417,000           882,708
                                                   ==========
            Less: Amounts Representing Interest                        (155,000)
                                                                    -----------
            Present Value of Future Minimum
             Lease Payments                                             727,708
            Less: Current Maturities                                   (253,788)
                                                                    -----------
                Total                                               $   473,920
                                                                    ===========

            Rent expense under operating leases for the year ended March 31, 1999 and 1998 was $85,645 and $46,468, respectively.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

      d) Although other providers of telephone communications provide international access services, Starfon, the Company's Swiss subsidiary, was using a single provider, Netzwork, for international access services from December 1997 through March31, 1998. (See also
            Note 5d). For the year ended March 31, 1999, the company used various providers.

NOTE 12 - STOCKHOLDERS' EQUITY

            On January 10, 1998, the Company's Board of Directors authorized the issuance of an additional 40,000,000 common stock at $.0001 par value bringing total authorized common shares to 60,000,000. The Board also authorized the issuance of 10,000,000 preferred shares at $.01 par value. At the same time, a reverse split of one-for-thirteen shares was authorized to shareholders of record on March 24, 1998. Shareholders' equity has been restated at March 31, 1997, to give retroactive recognition to the reverse stock split for both periods presented by reclassifying from common stock to additional capital the reduced par value arising from the reverse split.

NOTE 13 - STOCK WARRANTS

            As consideration to the loans received from Blacksea, (See note 9), the Company agreed to issue to Blacksea the following 3 year warrants which will entitle Blacksea to purchase, validly issued and non-assessable shares of the Company's, $.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrant Shares.

            3,000 warrants at a strike price of $30
            3,000 warrants at a strike price of $50
            3,000 warrants at a strike price of 45 Swiss francs
            3,000 warrants at a strike price of 75 Swiss francs

            As of August 13, 1998 and March 31, 1999, the strike price of the warrants exceeded the trading price of the Company's common stock. As of March 31, 1999, the warrants have not been exercised.

NOTE 14 - STOCK OPTIONS

      a) In connection with a subscription agreement dated January 15, 1997, the Company granted Interfinance Investment Company ("IIC") an option to purchase up to an additional 92,308 as adjusted by reverse split shares of common stock at $26.00 per share for a two year period. These options expired unexercised as of January 15, 1999.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 14 - STOCK OPTIONS (continued)

      b) On March 25, 1997, the Company granted nonqualified stock options to purchase up to 7,692, 7,692 and 23,077 shares, respectively, as adjusted by reverse split to each of Ron Kuzon, David Schlecht and Fritz Wolff. The options are exercisable at $13.00 per share, vest in equal installments on the first, second and third anniversaries of the date of grant, and expire five years from the date of grant. As of March 31, 1998, these options expired due to the officers no longer being with the Company.

      c) On June 25, 1997, the Company granted to Mr. Allen Howe, an employee, a nonqualified stock option to purchase up to 13,846 shares, as adjusted by reverse split at an exercise price of $13.00 per share. The option vests in equal installments on July 1, 1997, July 1, 1998 and July 1, 1999. The option is exercisable as to any vested portion during the 12-month period commencing on July 1, 1999. If Mr. Howe remains employed by the Company through July 1, 1999, the Company agreed to pay Mr. Howe a cash bonus, which can only be used to satisfy payment of the exercise price. As of March 31, 1999, Mr. Howe is no longer with the Company. The vested portion of his options as of March 31, 1999 equals 4,615. The remainder of the options expired unvested upon termination from the Company.

      d) On March 23, 1998, the Company issued 250,000 shares of restricted Common Stock (post-reverse split) at a purchase price of $2.00 per share. For each share of restricted Common Stock purchased, the subscriber received three warrants, each to purchase one share of restricted Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five year from date of issuance. During the year ending March 31, 1999, the Company issued 408,036 shares of restricted Common Stock to the subscriber which entitled the subscriber to receive an additional three warrants, each to purchase one share of restricted Common Stock at $2.00, $3.00 and $4.50, respectively

NOTE 15 - MINORITY INTEREST

            Minority interest represents a 49% share of the common equity of the Company's subsidiary StarPoint as of March 31, 1999. (See Note 5g).

NOTE 16 - TREASURY STOCK

            Treasury stock represents 23,077 shares of the Company's common stock received as consideration for payment of a $300,000 receivable due from a former officer of the company. (See Notes 3)

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 17 - FOREIGN OPERATIONS

            As described in Note 1b, substantially all of The Company's operations take place throughout Europe and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.

NOTE 18 - SEGMENT INFORMATION

      During fiscal 1999, the Company operated in two principal industries;

      a) A switch-based provider of private voice; fax and data management telecommunication services throughout Europe; and

      b)    the resale of international telecom services in the United Kingdom.

      During fiscal 1998, the Company only operated as a switch-based provider of private voice; fax and data management telecommunication services throughout Europe.

      Loss from operations is net sales less cost of sales, selling and technical expenses and general and administrative expenses. Total assets consist of Selling Minutes assets which are located in Belgium and Switzerland and Calling Card assets which are located in the United Kingdom. Corporate assets are immaterial.

      UTG Communications International, Inc. and Subsidiaries:

      Net Sales:
         Selling Minutes                     $3,008,387   $2,319,631
         Calling Cards                        2,391,869           --
                                             ----------   ----------
            Total revenue                    $5,400,256   $2,319,631
                                             ==========   ==========

      Cost of Sales:
         Selling Minutes                     $2,017,837   $1,312,284
         Calling Cards                        2,219,849           --
                                             ----------   ----------
            Total Cost of Sales              $4,237,686   $1,312,284
                                             ==========   ==========

      Selling and Technical:
         Selling Minutes                     $       --   $  223,420
         Calling Cards                          782,273           --
                                             ----------   ----------
            Total Selling and Technical      $  728,273   $  223,420
                                             ==========   ==========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 18 - SEGMENT INFORMATION (Continued)

    Income from Operations Before
     General and Administrative:
       Selling Minutes                          $   262,277    $   783,927
       Calling Cards                                172,020             --
                                                -----------    -----------

     Income from Operations Before
     General and Administrative                 $   434,297    $   783,927
                                                ===========    ===========

    General and Administrative:
       Selling Minutes                          $ 2,604,860    $ 3,020,117
       Calling Cards                                323,995             --
                                                -----------    -----------
    Total General and administrative            $ 2,928,855    $ 3,020,117
                                                ===========    ===========

    Loss from Operations:
       Selling Minutes                          $(2,342,583)   $(3,020,117)
       Calling Cards                               (151,975)            --
                                                -----------    -----------
    Loss from Operations                        $(2,494,558)   $(3,020,117)
                                                ===========    ===========

    Identifiable Assets:
       Selling Minutes                          $ 5,855,865    $ 5,172,342
       Calling Cards                              1,342,250             --
                                                -----------    -----------
          Total Assets                          $ 7,198,115    $ 5,172,342
                                                ===========    ===========

    Depreciation and Amortization Expense:
       Selling Minutes                          $ 1,166,671    $   505,831
       Calling Cards                                  6,974             --
                                                -----------    -----------
          Total Depreciation and Amortization
            Expense                             $ 1,173,645    $   505,831
                                                ===========    ===========

                      UTG COMMUNICATIONS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1999 AND 1998

NOTE 19 - GOING CONCERN

            The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 1999, the Company had a working capital deficit of $1,380,693 and an accumulated deficit of $7,222,639. As of March 31, 1998, the Company had a working capital deficit of $223,444 and an accumulated deficit of $4,551,224. The Company's loss from operation for the years ended March 31, 1999 and 1998 were $2,494,558 and $2,236,190, respectively. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.