Form 10QSB
period 1999-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1999-08-17
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1999

                        Commission File Number 333-08305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                                   13-3895294
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

Limmattalstr. 10, Geroldswil Switzerland                   8954
 (Address of principal executive offices)                (Zip Code)

                               (011) 411 749 31 03
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At August 4, 1999, there were 1,778,783 shares of Common Stock, par value $.00001 per share, outstanding.

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

Signatures

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              June  30,          March 31,
ASSETS                                                           1999              1999
                                                              -----------       -----------
CURRENT ASSETS
Cash and Cash Equivalents                                     $    51,017       $   739,218
Accounts Receivable, Net of Allowance for
Doubtful Accounts at June 30, 1999 and
March 31, 1999 of $301,118 and $372,314 respectively            1,239,186         1,167,227
Other Receivables                                                 810,299           824,602
Prepaid Expenses and Other Current Assets                         187,345           117,757
Inventory                                                         708,915           606,140
                                                              -----------       -----------
TOTAL CURRENT ASSETS                                            2,996,762         3,454,944

Property and Equipment, at cost, Net of Accumulated
Depreciation at June 30, 1999 and March 31, 1999 of
$2,451,528 and $2,158,682 respectively (Note 2)                 2,330,054         2,579,646

Organization Costs, at cost, Net of Accumulated
Amortization at June 30, 1999 and March 31, 1999
of $8,250 and $36,160 respectively                                106,923           108,953
Investment                                                             --                --

Goodwill, at cost, Net of Accumulated Amortization
of $49,307 and $45,925                                            202,371          205,753
Deferred Taxes (Note 5)                                                --               --

Customer Lists Net of Accumulated Amortization at
June 30, 1999 and March 31, 1999 of $338,387 and
$291,534, respectively                                            872,798          645,536

Other Assets                                                      135,663           203,283
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 6,644,571       $ 7,198,115
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft                                                $   815,972       $   663,925
Loans Payable                                                     469,182            67,649
Due to Related Party                                                   --            14,516
Accounts Payable and Accrued Expenses                           3,073,735         3,835,759
Capital Lease Obligation, Current (Note 6)                        252,500           253,788
                                                              -----------       -----------
Total Current Liabilities                                       4,611,389         4,835,637

Capital Lease Obligation, Long-Term (Note 6)                      413,501           473,920
Loans Payable                                                          --           371,250
Commitments and Contingencies (Note 6)                                 --                --
                                                              -----------       -----------
TOTAL LIABILITIES                                               5,024,890         5,680,807
                                                              -----------       -----------
STOCKHOLDERS' EQUITY (Note 7)
Common Stock - $.00001 Par Value Authorized
20,000,000 shares; 1,778,783 and 1,711,190
Issued and Outstanding at June 30, 1999 and
March 31, 1999 respectively                                            17                17

Additional Paid-in Capital                                      8,802,969         8,667,783
Accumulated Deficit                                            (7,752,404)       (7,222,639)
Treasury Stock                                                   (300,000)         (300,000)
Cumulative Foreign Currency Translation Adjustment                816,002           365,738
Minority Interest (Note 3)                                         53,097             6,409
                                                              -----------       -----------
Total Stockholders' Equity                                      1,619,681         1,517,308
                                                              -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                              $ 6,644,571       $ 7,198,115
                                                              ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Quarter Ended
                                                               June 30,
                                                    -----------------------------
                                                         1999              1998
                                                    -----------       -----------
NET SALES                                           $ 2,699,036       $   580,869
COST OF SALES                                         2,126,911           303,257
                                                    -----------       -----------
GROSS PROFIT                                            572,125           277,612
                                                    -----------       -----------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                              --            75,561
Technical Fees                                           40,587            45,252
Sales Salaries                                           41,066           183,461
Other Selling Expenses                                       --            27,186
                                                    -----------       -----------
Total Selling and Technical Expenses                     81,653           331,460
                                                    -----------       -----------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                                 490,472           (53,848)
                                                    -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                            6,979             6,644
Salaries                                                352,832                --
Depreciation and Amortization                           295,680           164,376
Professional Fees                                       103,249            47,775
Travel Expenses                                          34,452             1,386
Employment Agency Fees                                   49,737                --
Rent Expenses                                            29,513            18,760
Insurance Expenses                                        9,566                --
Other Operating Expenses                                151,813            46,756
                                                    -----------       -----------
Total General and Administrative Expenses             1,033,821           285,697
                                                    -----------       -----------
LOSS FROM OPERATIONS                                   (543,349)         (339,545)
                                                    -----------       -----------
OTHER INCOME (EXPENSES)
Interest Income                                              80                36
Gain on Sale of Fixed Assets
Gain on Sale of Subsidiaries
Interest Expenses                                       (21,690)             (154)
Loss from Foreign Currency                               (6,986)               --
Other Expenses                                           15,276               (21)
                                                    -----------       -----------
Total Other Income (Expenses)                           (13,320)             (139)
                                                    -----------       -----------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                      (556,669)         (339,684)

INCOME TAXES                                                 --               --
                                                    -----------       -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST                 (556,669)         (339,684)
                                                    -----------       -----------

Extraordinary Income                                         --
Closing Subsidiary Costs                                     --            (1,641)
MINORITY INTEREST                                        26,903                --

NET INCOME / LOSS                                   $  (529,765)      $  (341,325)
                                                    ===========       ===========
LOSS PER COMMON SHARE                               $     (0.30)      $     (0.25)
                                                    ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                         For the Quarter Ended
                                                                June 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

COMPREHENSIVE INCOME                                     (529,765)     (341,325)
     Net Income (Loss)
     Foreign Currency Translation Adjustment              450,264       (35,632)
                                                         --------      --------
COMPREHENSIVE INCOME (LOSS)                               (79,501)     (376,957)
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                      Common Stock      Additional                             Foreign                     Total
                                    -----------------    Paid-In    Treasury   Accumulated     Currency    Minority    Stockholders'
                                    Shares     Amount    Capital      Stock      Deficit      Adjustment   Interest       Equity
                                    ------     ------    -------    --------     -------      ----------   --------       ------
Balance at March 31, 1999         1,711,190     $17     $8,667,783             $(7,222,639)   $  365,738   $ 6,409      $1,517,308

Net Loss - For the Three Months
Ended June 30, 1999                      --      --             --                (529,765)          --         --        (529,765)

Issuance of Common Stock             67,593      --        135,186                      --           --         --         135,186

Minority Interest                        --      --             --                      --           --     46,688          46,688

Treasury Stock                                                      (300,000)           --           --         --        (300,000)

Cumulative Foreign
Currency TranslationAdjustment          --       --             --                      --       450,264        --         450,264

                                  ---------     ---     ----------  --------   -----------    ----------   -------      ----------
Balance at June 30, 1999          1,778,783     $17     $8,802,969  (300,000)  $(7,752,404)   $  816,002   $53,907      $1,619,681
                                  =========     ===     ==========  ========   ===========    ==========   =======      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             For the Quarter Ended
                                                                     June 30,
                                                             ---------------------
                                                               1999         1998
                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                $(529,765)    $(341,325)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities
     Depreciation and Amortization                            295,680       164,376
    Changes in Certain Assets and Liabilities:
       Increase/Decrease in Accounts Receivable               (71,959)     (112,477)
       Increase in Other Receivables                           14,303        32,635
       Increase in Prepaid Expenses                           (69,588)     (131,438)
       Increase in Inventory                                  102,775            --
       Increase in Organization Costs                              --         6,711
       Increase in Other Assets                                67,620         6,852
       Change in Due From Affiliate                                --            --
       Due To/From Related Party                                   --         5,586
       Increase in Bank Overdraft                             152,047            --
       Increase in Accounts Payable and Accrued Expenses     (762,024)      185,224
                                                            ---------     ---------
Total Cash Used by Operating Activities                      (952,958)     (183,856)
                                                            ---------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchase of Fixed Assets, Net                             (43,254)     (198,886)
    Investment for Subsidiary Establishment                        --            --
    Sale of Subsidiaries                                           --            --
    Increase in Goodwill                                           --        (9,745)
       Increase in Customer Lists                                  --            --
                                                            ---------     ---------
Total Cash Provided (Used) by Investing Activities            (43,254)     (208,631)
                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Loans                                          30,283            --
    Increase in Bank Overdraft                                152,047            --
    Decrease in Capital Lease Payable                         (61,707)       28,095
    Contribution to Capital                                   135,186       160,000
Preceeds from Loan                                                 --            --
    Offering Costs                                                 --            --
    Minority Interest                                          46,668            --
                                                            ---------     ---------
Total Cash Provided By Financing Activities                   150,450       188,095
                                                            ---------     ---------
EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                               157,561       (35,632)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             (688,201)     (240,024)

CASH AND CASH EQUIVALENTS - BEGINNING                         739,218       363,169
                                                            ---------     ---------
CASH AND CASH EQUIVALENTS - ENDING                          $  51,017     $ 123,145
                                                            =========     =========

CASH PAID DURING THE PERIOD FOR:
    Interest Expenses                                       $ (21,690)    $    (154)
                                                            =========     =========

    Income Taxes                                            $      --     $      --
                                                            =========     =========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

      For further information, refer to the consolidated financial statements and footnotes included in Form 10-KSB for the year ended March 31, 1999.

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

      2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Starfon);

      3) Multicom N.V., ("Multicom"), incorporated under the laws of Belgium on April 2, 1997 (owned 100% by UTG Belgium);

      4) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);


      5) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by the Company).


      6) Starpoint Card Services Ltd ("Starpoint"), incorporated under the laws of Great Britain on November 18, 1998, (owned 51% by Telelines).

      7) Star Global Ltd, ("StarGlobal"), incorporated under the laws of Jersey, Great Britain on November 24, 1998, (owned 100% by Telelines).

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

      k)    Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 1,745,491 and 1,343,190 for the quarters ended June 30, 1999 and June 30, 1998, respectively. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

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

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

                                                June 30, 1999     March 31, 1999

      Telecommunications Equipment               $ 4,781,582       $ 4,738,328
      Computer Equipment & Software
      Furniture and Fixtures

        Less: Accumulated Depreciation            (2,451,528)       (2,158,682)
                                                 -----------       -----------
                                                 $ 2,330,054       $ 2,579,656
                                                 ===========       ===========

Depreciation expense for the quarter ended June 30, 1999 and 1998 was $295,680 and $164,376, respectively.

NOTE 3 - MINORITY INTEREST

            At June 30, 1999 there was a minority interest in the Company's subsidiary, Starpoint Card Sales Ltd., of 49% of the total stockholders' equity of $53,097.

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
                                                                    ==========

            At June 30, 1999, the Company had net carryforward losses of approximately $7,752,404. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1999 are as follows:

           Deferred Tax Assets
           Loss Carryforwards                                       $ 7,752,404
           Less: Valuation Allowance                                 (7,752,404
                                                                    -----------
           Net Deferred Tax Assets                                  $        --
                                                                    ===========

            Net operating loss carryforwards expire starting in 2007 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  a) The Company's future minimum annual aggregate rental
            payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows as of June 30, 1999:


                                                Operating        Capital
                                                Leases           Leases

      2000                                      $ 132,750        $ 240,240
      2001                                         60,000          240,240
      2002                                         60,000          213,230
      2003                                         60,000          127,230
      2004                                         60,000            3,439
      2005 and thereafter                                               --
                                                                 ---------
Total Minimum Lease Payments                    $ 372,750        $ 817,501

Less: Amounts Representing Interest                              (151,500)

Present Value of Future Minimum
 Lease Payments                                                    666,001
Less: Current Maturities                                          (252,500)

      Total                                                      $ 413,501
                                                                 =========

Rent expense under operating leases for the the quarter ended June 30, 1999 was $29,513.

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

NOTE 7 - STOCK OPTIONS

            Effective June 30, 1999, the Company issued 67,593 shares of Common Stock to an investor for a purchase price of $2.00 per share. For each share of Common Stock purchased, the investor received three warrants, each to purchase one share of Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire after five years from date of issuance.

NOTE 8 - SUBSEQUENT EVENTS

The Company has completed its development of a credit card based phone service for the Swiss market. The Company has launched this product together with the Manor Group, a large department store chain in Switzerland on July 19, 1999. This product allows holders of credit cards issued by Manor to use the credit card as a post-paid phonecard and to benefit from discounts for international and national long distance telecommunication services.

The Company has entered into a Stock Purchase Agreement dated as of August 9, 1999 with Ueli Ernst, the Company's Chairman and Chief Executive Officer, to aquire a majority of the capital stock of Music Line AG, a Swiss corporation ("Music Line"), in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, if Music Line's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001, an additional 350,000 shares of the Company's common stock. Consummation of this agreement is subject to the approval of the holders of two-thirds of the Company's shares of common stock not held by Mr. Ernst or persons affiliated or associated with him. If the transaction is approved by the requisite number of the Company's shareholders, it is anticipated that Music Line, a music CD and videotape marketing company with a significant distribution in Europe, will become the Company's e-commerce service provider.

On August 12, 1999, the Company issued an aggregate of 179,130 shares of common stock and warrants to purchase an aggregate of 1,103,625 shares of common stock at a purchase price of $15.00 per share expiring in 2002 to certain stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of the Company authorized the issuance of one warrant for each share of Company common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of the Company authorized the distribution to stockholders who continuously held shares of Company common stock from March 20, 1998 through September 21, 1998 a number of shares of Company common stock equal to not more than 20% of the amount of shares of Company common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of the Company's shares of Common Stock following the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended June 30, 1999. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

The Company has received an aggregate of approximately $8,802,990 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue is generated from long distance telecom services provided to retail corporate customers and wholesale customers. The Company's wholesale customers comprise international telecom carriers and national telecoms, and the Company's retail customers comprise medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, the Company has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier. The Company intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which the Company may expand in the future. The interconnection with national telecommunication carriers, which became possible as a result of the deregulation of the European telecommunications markets in January 1998, enables the Company to offer both domestic and international telecommunications services to its customers and eliminates the need to route all outgoing calls through London. Management believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for the Company and will allow the Company to reduce fixed overhead costs considerably.

The Company holds an International Simple Resale ("ISR") license in the United Kingdom and, during the fiscal year ended March 31, 1999, was granted an International Facility License ("IFL") by the United Kingdom. The ISR license permits the Company to engage in the resale of international telecom services in the United Kingdom and the IFL license enables the Company to own facilities for international services such as circuits. By operating its own facilities, the Company can avoid the costs associated with leased line charges and, accordingly, reduce its operating expenses.

During the fiscal year ended March 31, 1999, the Company entered into a joint venture agreement with eight individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its eight distribution partners formed StarPoint Card Services Ltd, located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, the Company formed StarGlobal Ltd., a wholly-owned indirect subsidiary organized under the laws of the United Kingdom, with the intent to resume the Company's wholesale and carrier-to-carrier business. StarGlobal's new equipment can handle traffic worth USD 25 million per year with a gross margin of about 5 to 8% depending on the destination.

The Company has completed its development of a credit card based phone service for the Swiss market. This product allows holders to use the credit card as a post-paid phonecard and to benefit from discounts for international and national long distance communication. The Company has launched this product and program with the Manor group, a large deparment store chain in Switzerland.

The Company has entered into a Stock Purchase Agreement dated as of August 9, 1999 with Ueli Ernst, the Company's Chairman and Chief Executive Officer, to aquire a majority of the capital stock of Music Line AG, a Swiss corporation ("Music Line"), in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, an additional 350,000 shares of the Company's common stock if Music Line's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001. Consummation of this agreement is subject to the approval of the holders of two-thirds of the Company's shares of common stock not held by Mr. Ernst or persons affiliated or associated with him. If the transaction is approved by the requisite number of the Company's shareholers, it is anticipated that Music Line, a music CD and videotape marketing company with an extensive distribution in Europe, will become the Company's e-commerce service provider.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company intends to become an Internet services provider (ISP) to take advantage of the efficiancies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and related consulting and support servcies), to retail and other Internet services providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommnications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services, such as e-commerce, with its high growth potential, a competive necessitiy in the markets in which it currently operates. The Company believes that establishing an e-commerce business would synergistically supplement its conventional telecommnications services and its newly developed Internet services.

The Company is currently exploring several appropriate opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operation into other European countries as and when business, market and regulatory conditions permit.

There can be no assurance that any of the Company's new activities commenced during the quarter ended June 30, 1999 or any of its efforts to expand its business in its core markets or any other countries will result in successful commercial operations.

Financial Condition

At June 30, 1999, the, Company had a negative working capital of $1,614,627 and an accumulated deficit of $7,752,404, as compared to a negative working capital of $1,751,943 and an accumulated deficit of $ 7,222,636, respectively, at March 31 1999.

Effective June 30, 1999, the Company exercised a call option under a subscription agreement, dated January 17, 1998 and sold to an accredited and sophisticated investor 67,593 shares of common stock at a price of $ 2.00 and, for no additional consideration, warrants to purchase an additional 67,593 shares of common stock at $3.00, $4.00 or $4.50 per share. As of June 30, 1999, the Company had received $135,187 for such shares and warrants for which Interfinance Investment Ltd. is entitled to a commission of $4,056, which commission has not yet been paid.

Based upon the Company's plan of operation, the Company estimates that its existing financing resources (including the available resources pursuant to the call right under the above-mentioned subscription agreement), together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

An expansion of the Company's business through the acquisition of other telecommunication providers or companies in other industries, the planned expansion of the Company's business into the Internet or significant investments in infrastructure and marketing would require additional debt or equity financing from third parties. There can be no assurance that any such financing will be timely available. Accordingly, the Company may have to forego opportunities for expanding its business.

The Company believes that its network has adequate switching capacity to serve its projected volume of traffic through the end of calender 1999. The Company's network is designed to take advantage of deregulation across Europe. It can perform distributive least-cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the its network to another country for termination, or back to the switches in Zurich, Belgium and London for routing to the desired destination. The selected path is based on the least cost.

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

Accounts payable and accrued expenses amounted to approximately $3,073,735 at June 30, 1999 compared to $3,835,759 at March 31, 1999.

Results of operations

During the quarter ended June 30, 1999, the Company could achieve the expected gross margins in all of its business segments. Sales of the Company's wholesale division have not met mangements expectations.

                       Quarter Ended
                          June 30,
                   1999             1998
                   ----             ----
Sales              $2,699,036       $ 580,869

During the quarter ended June 30, 1999, the Company recorded net sales of $2,699,036, compared to $580,869 during the quarter ended June 30, 1998. This increase of 464% in net sales is the result of increased revenue in Switzerland, Belgium and the adddition of the Company's distribution business in the United Kingdom. Management expects an additional increase in the Company's net sales as a result of the Company's new postpaid calling card services in Switzerland and the addition of Music Line.

                          Quarter Ended June 30,
                          1999           1998
                          ----           ----
Gross Profit              $572,125       $277,612

Gross profit for the three months ended June 30, 1999 increased to $572,125 (or 21.1% of the Company's sales) as compared to a gross profit of $277,612 (or 47.8% of the Company's sales) during the same period in 1998. The absolute increase of the Company's gross profit resulted from the increase of the Company's net sales. The relative decrease of the Company's gross profit is the result of the fact that a significant part of the Company's sales were generated in the Company's distribution business in the United Kingdom which has a relatively low margin.

The Company's revenue has been generated primarily from long distance and international telecom services provided to retail corporate customers in Switzerland and Belgium and its wholesale customers, as well as its prepaid card distribution in the United Kingdom. As the Company's retail and wholesale customer base grows and the Company's own prepaid and postpaid card services as well as Internet and e-commerce services are added to the Company's range of products and services, management believes its gross margin will increase in line with the increase in sales from these products and services.

                  Quarter Ended June 30,
                  1999            1998
                  ----            ----
Cost of Sales     $2,126,911      $303,257

Cost of sales was $2,126,911 for the quarter ended June 30, 1999, as compared to $303,257 for the same period in 1998, of which approximately 85% was attributable to carrier charges and the balance was attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. Management expects that the relative amount of cost of sales will decrease with the introduction of its new calling card services in Switzerland, Belgium and the United Kingdom.

                     Quarter Ended June 30
                     1999            1998
                     ----            ----
Selling and
Technical Expenses   $81,653        $331,460

Selling and technical expenses were $81,653 for the quarter ended June 30, 1999 compared to $331,460 for the corresponding period in 1998. In addition, during the fiscal year ended March 31, 1999, the Company began to employ certain persons who previously had performed technical and sales services as independent contractors to the Company. This shift resulted in an additional decrease in technical and sales-related expenses paid to third parties.

                                Quarter Ended June 30,
                                1999         1998
                                -----        -----
General and
Administrative Expenses         $1,033,821   $285,697

General and administrative expenses were $1,033,821 for the quarter ended June 30, 1999 compared to $285,697 for the corresponding period in 1998. This increase is due to the increase in the Company's activities, in particular the addition of new employees (including individuals who previously performed technical and sales services as independent contractors), increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses.

                    Quarter Ended June 30,
                    1999           1998
                    ----           ----
Net Income/(Loss)   ($529,765)     $(341,325)

In the quarter ended June 30, 1999, the Company realized net sales of $2,699,036 and a net loss of $529,765 compared to net sales of $580,869 and a net loss of $341,325 during the quarter ended June 30, 1998. The increased loss in absolute terms was due to higher operating expenses resulting from the increase in the Company's activities. The relative decrease in the Company's net loss resulted from the increase in sales and the relative decrease in operating expenses.

As a result of the addition of its new postpaid card services and the completion of the reorganization of the Company's wholesale business, management expects an increase in revenues in the quarter ending September 30, 1999, although no assurances can be given in this regard.

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

FORWARD-LOOKING STATEMENTS

Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in the Company's Registration Statement on Form S-3/A, Registration No. 333-8305, which was declared effective on June 11, 1999, the information detailed in the Company's Form 10-KSB for the fiscal year ended March 31, 1999 and this Form 10-QSB under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained in the Company's other filings with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective June 30, 1999, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 67,5930 shares of common stock at a price of $2.00 per share and, for no additional consideration, warrants to purchase an additional 67,593 shares of common stock at $3.00, $4.00 or $4.50 per share. As of June 30, 1999 the Company had received an amount equal to $135,186 for such shares and warrants. In connection with this issuance, Interfinance Investment Ltd., an affiliate of the Company controlled by the Company's Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 5%, or $6,750, of the gross proceeds to the Company, which fee has not yet been paid. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the subscriber to purchase up to an additional 87,407 shares of Common Stock upon the same terms and purchase price on or prior to June 30, 1999. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not Applicable.

ITEM 5. OTHER INFORMATION

The Company has completed its development of a credit card based phone service for the Swiss market. The Company has launched this product together with the Manor group, a large deparment store chain in Switzerland on July 19, 1999. This product allows holders of credit cards issued by Manor to use the credit card as a post-paid phonecard and to benefit from discounts for international and national long distance telecommunication services.

The Company has entered into a Stock Purchase Agreement dated as of August 9, 1999 with Ueli Ernst, the Company's Chairman and Chief Executive Officer, to aquire a majority of the capital stock of Music Line AG, a Swiss corporation ("Music Line"), in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, if Music Line's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001, an additional 350,000 shares of the Company's common stock. Consummation of this agreement is subject to the approval of the holders of two-thirds of the Company's shares of common stock not held by Mr. Ernst or persons affiliated or associated with him. If the transaction is approved by the requisite number of the Company's shareholders, it is anticipated that Music Line, a music CD and videotape marketing company with a significant distribution in Europe, will become the Company's e-commerce service provider.

Part II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.36       Agreement dated June 30, 1999 between Medfield and the
                        Company.
            10.37       Stock Purchase Agreement dated as of August 9, 1999
                        between the Company and Ulrich Ernst.
            27          Financial Data Schedule.

      (b)   Reports on Form 8-K

      During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K on June 28, 1999 regarding a change in the Company's principal executive office address and telephone number.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: August 17, 1999                By: /s/ Ueli Ernst
                                        ----------------------------------------
                                        Ueli Ernst, Chairman and CEO
                                        (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.       Description

10.36             Agreement dated June 30, 1999 between
                  Medfield and the Company.

10.37             Stock Purchase Agreement dated as of August 9,
                  1999 between the Company and Ulrich Ernst.

27                Financial Data Schedule.
                                                                              18