Form 10QSB
period 1999-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 1999-11-19
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At November 10, 1999, there were 2,132,082 shares of Common Stock, par value $.00001 per share, outstanding.

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

Signatures

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          September 30,       March 31,
ASSETS                                                        1999               1999
                                                           -----------       -----------
CURRENT ASSETS
Cash and Cash Equivalents                                  $   298,050       $   402,925
Restricted Cash                                                                  336,293
Accounts Receivable, Net of Allowance for
Doubtful Accounts at September 30, 1999 and
March 31, 1999 of $308,976 and $372,314 respectively         1,481,896         1,167,227
Other Receivables                                            1,093,243           824,602
Prepaid Expenses and Other Current Assets                      261,831           117,757
Inventory                                                      519,197           606,140
                                                           -----------       -----------
TOTAL CURRENT ASSETS                                         3,654,217         3,454,944

Property and Equipment, at cost, Net of Accumulated
Depreciation at September 30, 1999 and March 31, 1999
of $2,479,378 and $2,158,682 respectively (Note 2)           1,912,011         2,579,646

Organization Costs, at cost, Net of Accumulated
Amortization at March 31, 1999 of $52,660 and $36,160               --           108,953

Goodwill, at cost, Net of Accumulated Amortization
of $52,689 and $45,925                                         198,989           205,753
Deferred Taxes (Note 5)                                             --                --

Customer Lists Net of Accumulated Amortization at
September 30, 1999 and March 31, 1999 of $385,240 and
$291,534, respectively                                         843,917           645,536

Other Assets                                                   118,819           203,283
                                                           -----------       -----------
TOTAL ASSETS                                               $ 6,727,953       $ 7,198,115
                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft                                             $   732,445       $   663,925
Notes Payable                                                  371,250            67,649
Due to Related Party                                          (195,730)           14,516
Accounts Payable and Accrued Expenses                        3,591,053         3,835,759
Capital Lease Obligation, Current (Note 6)                     212,467           253,788
                                                           -----------       -----------
Total Current Liabilities                                    4,711,485         4,835,637

Capital Lease Obligation, Long-Term (Note 6)                   436,463           473,920
Loans Payable                                                  210,547           371,250
Commitments and Contingencies (Note 6)                              --                --
                                                           -----------       -----------
TOTAL LIABILITIES                                            5,358,495         5,680,807
                                                           -----------       -----------
STOCKHOLDERS' EQUITY (Note 7)
Common Stock - $.00001 Par Value Authorized
60,000,000 shares; 2,132,082 and 1,711,190
Issued and Outstanding at September , 1999 and
March 31, 1999 respectively                                         21                16

Additional Paid-in Capital                                   9,078,143         8,667,784
Accumulated Deficit                                         (7,495,401)       (7,222,639)
Treasury Stock                                                (300,000)         (300,000)
Cumulative Foreign Currency Translation Adjustment             185,279           365,738
Minority Interest (Note 3)                                     (98,584)            6,409
                                                           -----------       -----------
Total Stockholders' Equity                                   1,369,458         1,517,308
                                                           -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                           $ 6,727,953       $ 7,198,115
                                                           ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Quarter ended              For the six Months ended
                                                             September 30,                       September 30,
                                                              (unaudited)                         (unaudited)
                                                    -----------------------------------------------------------------
                                                        1999              1998             1999               1998
                                                    -----------       -----------       -----------       -----------
NET SALES                                           $ 3,502,659       $   764,866       $ 6,201,695       $ 1,345,735
COST OF SALES                                         2,687,984           494,130         4,814,895           797,387
                                                    -----------       -----------       -----------       -----------
GROSS PROFIT                                            814,675           270,736         1,386,800           548,348
                                                    -----------       -----------       -----------       -----------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                              --            43,111                --           118,672
Technical Fees                                          150,322           111,413           190,909           156,665
Sales Salaries                                           33,898           137,541            74,964           294,975
Other Selling Expenses                                       --            13,672                --            40,858
                                                    -----------       -----------       -----------       -----------
Total Selling and Technical Expenses                    184,220           305,737           265,873           611,170
                                                    -----------       -----------       -----------       -----------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                                 630,455           (35,001)        1,120,927           (62,822)
                                                    -----------       -----------       -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                           76,420                --            83,399             6,644
Salaries                                                526,351            31,527           879,183            57,554
Bad Debt Expenses                                         4,601                --             4,601                --
Depreciation and Amortization                           359,406           183,041           655,086           347,418
Professional Fees                                       108,955            79,977           212,204           127,752
Travel Expenses                                           3,500            22,926            37,952            24,312
Employment Agency Fees                                   26,800                --            76,537                --
Rent Expenses                                            56,586            21,196            86,099            39,956
Association Fees                                         11,209                --            11,209                --
Insurance Expenses                                       (4,738)            8,650             4,828             8,650
Other Operating Expenses                                293,178            76,732           444,991           123,487
                                                    -----------       -----------       -----------       -----------
Total General and Administrative Expenses             1,462,268           424,049         2,496,089           735,773
                                                    -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                                   (831,813)         (459,050)       (1,375,162)         (798,595)
                                                    -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSES)
Interest Income                                              32                22               112                58
Gain on Sale of Fixed Assets
Gain (Loss) on Sale of Subsidiaries                      29,104                              29,104
Interest Expenses                                       (21,364)            1,360           (43,054)            1,206
Loss from Foreign Currency                             (123,786)          (14,184)         (130,732)          (14,184)
Other Expenses                                             (804)             (201)           14,432              (222)
                                                    -----------       -----------       -----------       -----------
Total Other Income (Expenses)                          (116,818)          (13,003)         (130,138)          (13,142)
                                                    -----------       -----------       -----------       -----------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                      (948,631)         (472,053)       (1,505,300)         (811,737)

INCOME TAXES                                                 --                --                --                --
                                                    -----------       -----------       -----------       -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST                 (948,631)         (472,053)       (1,505,300)         (811,737)
                                                    -----------       -----------       -----------       -----------

Extraordinary Income                                  1,174,590           282,296         1,174,590           282,296
Closing Subsidiary Costs                                     --            (1,049)               --            (2,690)
MINORITY INTEREST                                        31,044                --            57,948                --
                                                    -----------       -----------       -----------       -----------
NET INCOME / LOSS                                   $   257,003       $  (190,806)      $  (272,762)      $  (532,131)
                                                    ===========       ===========       ===========       ===========
PROFIT/LOSS PER COMMON SHARE                        $      0.12       $     (0.12)      $     (0.13)      $     (0.37)
                                                    ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                        For the Six Months Ended
                                                              September 30,
                                                        ------------------------
                                                           1999          1998
                                                         --------      --------

COMPREHENSIVE INCOME (Loss)
     Net Loss                                           $(272,762)    $(532,131)
     Foreign Currency Translation Adjustment             (180,459)       14,184
                                                         --------      --------
COMPREHENSIVE INCOME (LOSS)                             $(453,221)    $(517,947)
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                      Common Stock     Additional                              Foreign                    Total
                                    -----------------    Paid-In     Treasury    Accumulated   Currency      Minority  Stockholders'
                                   Shares      Amount    Capital       Stock       Deficit     Adjustment    Interest     Equity
                                   ------      ------    -------       -----       -------     ----------    --------     ------
Balance at March 31, 1999         1,711,190    $  16   $ 8,667,784  $ (300,000)  $(7,222,639)  $ 365,738    $   6,409  $ 1,517,308

Net Loss - For the six months
Ended September 30, 1999                 --       --            --                  (272,762)         --           --     (272,762)

Issuance of Common Stock            420,892        5       476,226                        --          --           --      476,231

Offering Costs                                             (65,867)                                                        (65,867)

Minority Interest                        --       --            --                        --          --     (104,993)    (104,993)

Cumulative Foreign
Currency Translation Adjustment          --       --            --                        --    (180,459)          --     (180,459)
                                  ---------    -----   -----------    --------   -----------   ---------    ---------  -----------
Balance at September 30, 1999     2,132,082    $  21   $ 9,078,143    (300,000)  $(7,495,401)  $ 185,279    $ (98,584) $ 1,369,458
                                  =========    =====   ===========    ========   ===========   =========    =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For the six Months ended
                                                                 September 30,
                                                            ------------------------
                                                              1999          1998
                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $(272,762)    $(532,131)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities
     Depreciation and Amortization                           655,086       347,418
    Changes in Certain Assets and Liabilities:
       Increase/Decrease in Accounts Receivable             (314,669)      (89,190)
       Decrease in Other Receivables                        (268,641)     (167,375)
       Increase in Prepaid Expenses                         (144,074)     (474,469)
       Decrease in Inventory                                  86,943            --
       Increase in Organization Costs                             --         6,373
       Decrease in Other Assets                               84,464           (10)
       Due To/From Related Party                            (210,246)           --
      Increase in Accounts Payable and Accrued Expenses     (244,706)      464,325
                                                           ---------     ---------
Total Cash Used by Operating Activities                     (628,605)     (445,059)
                                                           ---------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Increase/Decrease in Fixed Assets, Net                   221,972      (563,044)
    Decrease in Restricted Cash                              336,293            --
    Investment for Subsidiary Establishment                       --       (54,544)
    Increase in Goodwill                                          --       (24,765)
    Increase in Customer Lists                              (292,087)      (81,385)
                                                           ---------     ---------
Total Cash Provided (Used) by Investing Activities           266,178      (723,738)
                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Bonds                                             --       371,250
    Increase in Bank Overdraft                                68,520            --
    Increase/(Decrease) in Capital Lease Payable             (78,778)       74,807
    Contribution to Capital                                  410,364       299,998
    Proceeds from Loan                                       142,898            --
    Minority Interest                                       (104,993)           --
                                                           ---------     ---------
Total Cash Provided By Financing Activities                  438,011       746,055
                                                           ---------     ---------
EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                             (180,459)      374,891

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            (104,875)      (47,851)

CASH AND CASH EQUIVALENTS - BEGINNING                        402,925       123,145
                                                           ---------     ---------
CASH AND CASH EQUIVALENTS - ENDING                         $ 298,050     $  75,294
                                                           =========     =========

CASH PAID DURING THE PERIOD FOR:
    Interest Expenses                                      $ (43,054)    $   1,206
                                                           =========     =========

    Income Taxes                                           $      --     $      --
                                                           =========     =========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

      2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Starfon);

      3) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);

      4) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by the Company).

      5) Starpoint Card Services Ltd ("Starpoint"), incorporated under the laws of Great Britain on November 18, 1998, (owned 51% by Telelines).

      6) Star Global Ltd, ("StarGlobal"), incorporated under the laws of Jersey, Great Britain on November 24, 1998, (owned 100% by Telelines).

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

      d)    Organization Costs

            Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs were capitalized and amortized over a period of five years through March 31, 1999. As of March 31, 1999, these costs were expensed per Statement of Position No. 98-5, Accounting for Start-Up Costs.

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

      k)    Profit/Loss Per Share

            Profit/Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 1,955,432 and 1,453,154 for the quarters ended September 30, 1999 and September 30, 1998, respectively. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

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

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

                                           September 30, 1999    March 31, 1999

Telecommunications Equipment                   $ 4,391,389        $ 4,738,328
Computer Equipment & Software
Furniture and Fixtures

  Less: Accumulated Depreciation                (2,479,378)        (2,158,682)
                                               -----------        -----------
                                               $ 1,912,011        $ 2,579,646
                                               ===========        ===========

Depreciation expense for the quarter ended September 30, 1999 and 1998 was $295,680 and $164,376, respectively.

NOTE 3 - MINORITY INTEREST

            At September 30, 1999 there was a minority interest in the Company's subsidiary, Starpoint Card Sales Ltd., of 49% of the total stockholders' equity of $53,097.

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
                                                                    ==========

            At September 30, 1999, the Company had net carryforward losses of approximately $7,386,054. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1999 are as follows:

      Deferred Tax Assets
      Loss Carryforwards                                            $ 7,495,380
      Less: Valuation Allowance                                      (7,495,380)
                                                                    -----------
      Net Deferred Tax Assets                                       $        --
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  a) The Company's future minimum annual aggregate rental
            payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows as of June 30, 1999:

                                                Operating        Capital
                                                  Leases          Leases

      1999                                                      $   60,852
      2000                                      $ 132,750          226,319
      2001                                         60,000          200,300
      2002                                         60,000          160,031
      2003                                         60,000           65,850
      2004                                         60,000               --
      2005 and thereafter                                               --
                                                                 ---------
Total Minimum Lease Payments                    $ 372,750        $ 713,352

Less: Amounts Representing Interest                                (64,422)
                                                                 ---------

Present Value of Future Minimum
 Lease Payments                                                    648,930
Less: Current Maturities                                          (212,467)
                                                                 ---------

      Total                                                      $ 436,463
                                                                 =========

Rent expense under operating leases for the quarter ended September 30, 1999 was $56,586.

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

NOTE 7 - STOCK OPTIONS

On August 13, 1999, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 per share. All of such warrants expire on June 30, 2001.

On August 22, 1999, the Company issued an aggregate of 179,130 shares of common stock and warrants to purchase an aggregate of 1,103,625 shares of common stock at a purchase price of $15.00 per share expiring in 2003 to certain stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998.

Effective September 30, 1999, an investor executed a warrant to purchase 94,561 shares of common stock for a purchase price of $3.00 per share or an aggregate consideration of $283,683.

NOTE 8 - SUBSEQUENT EVENTS

On October 20, 1999, the Company's stockholders other than Mr. Ernst or persons affiliated with or associated with him approved, by an affirmative vote of more than two-thirds of the shares of Common Stock held by such stockholders, the Stock Purchase Agreement, dated as of August 9, 1999 with Ueli Ernst, the Company's Chairman and Chief Executive Officer, to aquire a majority of the capital stock of Music Line AG, a Swiss corporation ("Music Line"), in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, if Music Line's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001, an additional 350,000 shares of the Company's common stock. The closing of this transaction occured November 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended September 30, 1999. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

The Company has received an aggregate of approximately $9,078,143 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

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

On July 5, 1999, the Company sold its subsidiary, Multicom Commmunication NV, to an unaffiliated Liechtenstein investor for BEF 25,000 to streamline the activities of UTG Belgium.

The Company entered into a Stock Purchase Agreement dated as of August 9, 1999 with Ueli Ernst, the Company's Chairman and Chief Executive Officer, to aquire a majority of the capital stock of MusicLine AG, a Swiss corporation ("Music Line"), in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, an additional 350,000 shares of the Company's common stock if Music Line's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001. At a stockholders meeting held on October 22, 1999, the Company's stockholders other than Mr. Ernst or persons affiliated or associated with him approved such stock purchase agreement by an affirmative vote of more than two-thirds of the shares of common stock held by such stockholders. The closing of this transaction has occured November 15, 1999.

During the quarter ended September 30, 1999, the Company has completed its development of a credit card based phone service for the Swiss market. The Company launched this product together with the Manor Group, a large department store chain in Switzerland on July 19, 1999. This product allows holders of credit cards issued by Manor to use the credit card as a post-paid phonecard and to benefit from discounts for international and national long distance telecommunication services.

On August 13, 1999, the Company issued a note in the principal amount of $200,000, due June 30, 2003, and a note in the principal amount of CHF250,000, due June 30, 2003 to Blacksea Investment Ltd. The CHF250,000 note carries 8% interest and the CHF250,000 note carries 5% interest. Such notes were issued by the Company in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 per share. All of such warrants expire on June 30, 2001.

On August 22, 1999, the Company issued an aggregate of 179,130 shares of common stock and warrants to purchase an aggregate of 1,103,625 shares of common stock at a purchase price of $15.00 per share expiring in 2003 to certain stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of the Company authorized the issuance of one warrant for each share of Company common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of the Company authorized the distribution to stockholders who continuously held shares of Company common stock from March 20, 1998 through September 21, 1998 a number of shares of Company common stock equal to not more than 20% of the amount of shares of Company common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of the Company's shares of Common Stock following the reverse stock split.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company intends to become an Internet services provider (ISP) to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and related consulting and support servcies), to retail and other Internet services providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommnications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services, such as e-commerce, with its expected high growth potential, a competive necessitiy in the markets in which it currently operates. The Company believes that establishing an e-commerce business would synergistically supplement its conventional telecommnications services and its newly developed Internet services.

The Company is currently exploring several appropriate opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operation into other European countries as and when business, market and regulatory conditions permit.

There can be no assurance that any of the Company's new activities commenced during the quarter ended September 30, 1999 or any of its efforts to expand its business in its core markets or any other countries will result in successful commercial operations.

Financial Condition

At September 30, 1999, the, Company had a negative working capital of $1,057,268 and an accumulated deficit of $7,495,401, as compared to a negative working capital of $1,380,693 and an accumulated deficit of $ 7,222,639, respectively, at March 31, 1999.

In its quarterly report on Form 10QSB for the quarter ended June 30, 1999, the Company reported that it issued 67,593 shares to an investor following the exercise of a call option under a subscription agreement, dated January 17, 1998. As such issuance would have exceeded the aggregate number of shares of common stock available under such call option by 5,629 shares of the Company`s common stock, the Company and such investor agreed that in lieu of issuing such shares pursuant to the exercise of the Company`s call option, the investor would exercise 5,629 warrants previously issued to it at an exercise price of $3.00 per share and pay the Company additional consideration in the amount of $5,629 for such shares. In addition, during the quarter ended September 30, 1999, the same investor exercised an additional 96,437 warrants to purchase shares of the Company's common stock at $3.00 per share, bringing the aggregate number of warrants exercised by such investor and the number of shares issued by the Company pursuant to the exercise of such warrants to 98,314. The agrregate gross proceeds received by the Company from the exercise of such warrants during the quarter ended September 30, 1999 was $283,684. In connectiohn with the exercise of such warrants, Interfinance Investment Co. Ltd, a company controlled by Mr. Ueli Ernst, the Chairman and CEO of the Corporation, is entitled to a commission of $8,509, which commision has not yet been paid.

Based upon the Company's current plan of operation, the Company estimates that its existing financing resources (including the available resources under the call right under the above-mentioned subscription agreement), together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

An expansion of the Company's business through the acquisition of other telecommunication providers or companies in other industries, the planned expansion of the Company's business into the Internet or significant investments in infrastructure and marketing require additional debt or equity financing from third parties. There can be no assurance that any such financing will be timely available. Accordingly, the Company may have to forego opportunities for expanding its business.

The Company believes that its network has adequate switching capacity to serve its projected volume of traffic through the end of calender 1999. The Company plans to upgrade its Switches to increase capacity and to meet its increase of the demand of the telecommnicaiton services. The Company estimates the costs for such upgrade to be approximately $500,000. As in the past, the Company intents to finance such upgrades through equipment leasing arrangements. There can be no assurance that the Company will be able to obtain such financing on a timely basis, for commercially reasonable conditions or at all. A failure or delay to obtain such financing could have a material advserve effect on the company.

The Company's network is designed to take advantage of deregulation across Europe. It can perform distributive least-cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across its network to another country for termination, or back to the switches in Zurich, Belgium and London for routing to the desired destination. The selected path is based on the least cost.

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

Accounts payable and accrued expenses amounted to approximately $3,591,053 at September 30, 1999 compared to $3,835,759 at March 31, 1999.

Results of operations

During the quarter ended September 30, 1999, the Company could generally achieve the expected gross margins in its business except from sales of the Company's wholesale products which have not met managements expectations.

                               Quarter Ended              Six Months Ended
                               September 30,                 September 30,
                           1999            1998          1999           1998
                           ----            ----          ----           ----
Sales                  $3,502,659      $  764,866     $6,201,695     $1,345,735

During the quarter ended September 30, 1999, the Company recorded net sales of $3,502,659, compared to $764,866 during the quarter ended September 30, 1998 and during the six-month period ended September 30, 1999, the Company recorded net sales of $6,201,695 compared to $1,345,735 during the same period of the previous year. This increase in net sales is the result of increased revenue in Switzerland, Belgium, the addition of the Company's distribution business in the United Kingdom and the commencement of the sale of the Company's pre-and-post-paid calling card products in Switzerland. Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the new pre-paid and post-paid calling card services in Switzerland, and the addition of internet services and the operations of MusicLine.

                            Quarter Ended                  Six Months Ended
                             September 30                    September 30
                         1999            1998             1999          1998
                         ----            ----             ----          ----
Gross Profit           $814,675        $270,736        $1,386,800     $548,348

Gross profit for the six months ended September 30, 1999 increased to $1,386,800 (or 22.36% of the Company's sales) as compared to a gross profit of $548,348 (or 40.75% of the Company's sales) during the same period in 1998 and gross profit for the quarter ended September 30, 1999 increased to $814,675 (or 23.25%) of the Company's sales as compared to a gross profit of $270,736 (or 35.40% of sales) during the same period in 1998. The absolute increase of the Company's gross profit resulted from the increase of the Company's net sales. The relative decrease of the Company's gross profit is the result of the fact that a significant part of the Company's sales was generated in the Company's distribution business in the United Kingdom which has a relatively low margin.

The Company's revenue has been generated primarily from long distance and international telecom services provided to retail corporate customers in Switzerland and Belgium and its wholesale customers, as well as its prepaid card distribution in the United Kingdom and the first sales of its pre-paid and post-paid calling card products in Switzerland. As the Company's retail and wholesale customer base grows and the Company's own prepaid and postpaid card services as well as Internet and e-commerce services are added to the Company's range of products and services, management believes its gross margin will increase in line with the increase in sales from these products and services.

                            Quarter Ended                  Six Months Ended
                             September 30                    September 30
                         1999           1998              1999          1998
                         ----           ----              ----          ----
Cost of Sales        $2,687,984        $494,130        $4,814,895     $797,387

Cost of sales was $2,687,984 for the quarter ended September 30, 1999 and $4,814,895 for the six-month period ended September 30, 1999, as compared to $494,130 and $797,387, respectively, for the same periods in 1998. Of such costs approximately 87% was attributable to carrier charges and the balance was attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. Management expects that the relative amount of cost of sales will decrease with the introduction of its new calling card services in Switzerland, Belgium and the United Kingdom.

                            Quarter Ended                  Six Months Ended
                             September 30                    September 30
                         1999           1998              1999          1998
                         ----           ----              ----          ----
Selling and
Technical Expenses     $184,220        $305,737          $265,873     $611,170

Selling and technical expenses were $184,220 for the quarter ended September 30, 1999 and $265,873 for the six-month period ended September 30, 1999 compared to $305,737 and $611,170, respectively for the corresponding periods in 1998. The primary reasons for this decrease is the fact that the Company now employs certain persons who previously had performed technical and sales services as independent contractors to the Company. This shift resulted in a decrease in technical and sales-related expenses paid to third parties.

                                   Quarter Ended            Six Months Ended
                                    September 30              September 30
                                1999           1998        1999          1998
                                ----           ----        ----          ----
General and
Administrative Expenses      $1,462,268      $424,049   $2,496,089     $735,773

General and administrative expenses were $1,462,268 for the quarter ended September 30, 1999 and $2,496,089 for the six-month period ended September 30, 1999 compared to $424,049 and $735,773, respectively, for the corresponding periods in 1998. This increase is due to the increase in the Company's activities, in particular the addition of new employees (including individuals who previously performed technical and sales services as independent contractors), increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses. However, the growth of the Company's sales during the quarter and the six-month period ended September 30, 1999 exceeded the increase of general and administrative expenses by approximately 120% and 121% respectively.

                                   Quarter Ended            Six Months Ended
                                    September 30              September 30
                                1999           1998        1999          1998
                                ----           ----        ----          ----
Net Income/(Loss)              $257,003     $(190,806)   $(272,762)   $(532,131)

In the quarter ended September 30, 1999, the Company realized net sales of $3,502,659 and net income of $257,003 compared to net sales of $764,866 and a net loss of $190,806 during the quarter ended September 30, 1998. During the six-month period ended September 30, 1999 the Company's net sales and net loss were $6,201,695 and $272,762, respectively, compared to $1,345,735 and $532,131, respectively, for the same periods in 1998. The net income and the decrease in the Company's net loss during the three-month period and the six-month period ended September 30, 1999 is primarily attributable to the extraordinary gain achieved from the sale of Multicom. Without such extraordinary gain, the Company's net loss would have increased in absolute terms because of the Company's higher operating expenses and lower gross profit resulted from the increase in sales and the relative decrease in operating expenses.

As a result of the addition of the Company's pre-paid and post-paid calling card products in Switzerland and the planned internet services and e-commerce business, reorganization of the Company's wholesale business, management expects a further increase in revenues in the quarter ending December 31, 1999 and a reduction of the Company's operating loss, although no assurances can be given in this regard.

Year 2000

The Company has reviewed its computer systems to protect against catastrophic failures in connection with the change in the calendar on January 1, 2000, but has not expended material amounts in this respect. The Company has upgraded most of its computer software and has received confirmation from the manufacturers of its essential equipment (including its switches) that such equipment is year 2000 compliant. The Company believes that all of the Company's significant computer systems will be year 2000 compliant. The Company currently believes that the cost of year 2000-related corrections will not have a material effect on the Company's business, operations or financial condition. The Company may also be exposed in the event any of the carriers with whom the Company currently (or in the future) is contracting for network access or any services providers or utilities experiences a catastrophic failure in connection with the change of calendar on January 1, 2000. While the Company is attempting to obtain assurances from its carriers, other service providers or utilities in this respect, there can be no assurance that it will be successful in its attempts or that such assurances, if obtained, will provide the Company with sufficient protection in the event one of its carriers experiences a catastrophic year 2000 problem.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 13, 1999, the Company issued a note in the principal amount of $200,000, due June 30, 2003, and a note in the principal amount of CHF250,000, due June 30, 2003 to Blacksea Investment Ltd. The CHF250,000 note carries 8% interest and the CHF250,000 note carries 5% interest. Such notes were issued by the Company in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 per share. All of such warrants expire on June 30, 2001. The Company received no proceeds from such issuance.

On August 22, 1999, the Company issued an aggregate of 179,130 shares of common stock and warrants to purchase an aggregate of 1,103,625 shares of common stock at a purchase price of $15.00 per share expiring in 2003 to certain stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of the Company authorized the issuance of one warrant for each share of Company common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of the Company authorized the distribution to stockholders who continuously held shares of Company common stock from March 20, 1998 through September 21, 1998 a number of shares of Company common stock equal to not more than 20% of the amount of shares of Company common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of the Company's shares of Common Stock following the reverse stock split.

In its quarterly report on Form 10-QSB for the quarter ended June 30, 1999, the Company reported that it issued 67,593 shares to an investor following the exercise of a call option under a subscription agreement, dated January 17, 1998. As such issuance would have exceeded the aggregate number of shares of common stock available under such call option by 5,629 shares of the Company`s common stock, the Company and such investor agreed that in lieu of issuing such shares pursuant to the exercise of the Companys call option, the investor would exercise 5,629 warrants previously issued to it at an exercise price of $3.00 per shares and pay the Company additional consideration in the amount of $5,629 for such shares. In addition, during the quarter ended September 30, 1999, the same investor exercised an additional 92,685 warrants to purchase shares of the Comapny's common stock at $3.00 per shares, bringing the aggregate number of warrants exercised by such investor and the number of shares issued by the Company pursuant to the exercise of such warrants to 98,314. The aggregate gross proceeds received by the Compnay from the exercise of such warrants during the quarter ended September 30, 1999 was $283,684. In connection with the exercise of such warrants, Interfinance Investment Co. Ltd., a compnay controlled by Mr. Ueli Ernst, the Chairman and CEO of the Corporation, is entitled to a commission of $8,509, which commission has not yet been paid.

These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and Regulation S promulgated thereunder on the basis of certain representations provided by the subscriber including that it is an "accredited investor" and that it is not a "U.S. person." The Company's use of the proceeds from exercise of such warrants is for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not Applicable.

ITEM 5. OTHER INFORMATION

Part II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              10.38 Purchase Contract between Reintasan Establishment and UTG Communications Belgium NV, dated July 5, 1999
              10.39   5% Note issued to Blacksea Investment Ltd. due June 30,
                      2003
              10.40   8% Note issued to Blacksea Investment Ltd. due June 30,
                      2003
              10.41 Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
              10.42 Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
              10.43 Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
              10.44 Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
              10.45 Form of Warrant issued to stockholders of record on March 23, 1998

            27            Financial Data Schedule.

      (b)   Reports on Form 8-K

      During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K on July 30, 1999 regarding the launch of the Company's calling card in Switzerland.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: November 19, 1999                By: /s/ Ueli Ernst
                                        ----------------------------------------
                                        Ueli Ernst, Chairman and CEO
                                        (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.                Description

10.38 Purchase Contract between Reintasan Establishment and UTG Communications Belgium NV, dated July 5, 1999
10.39     5% Note issued to Blacksea Investment Ltd. due June 30, 2003
10.40     8% Note issued to Blacksea Investment Ltd. due June 30, 2003
10.41     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
10.42     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
10.43     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
10.44     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999
10.45     Form of Warrant issued to stockholders of record on March 23, 1998