Form 10QSB
period 1999-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2000-02-16
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At January 28, 2000, there were 3,931,107 shares of Common Stock, par value $.00001 per share, outstanding.

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

Signatures

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         December 31,      March 31,
ASSETS                                                       1999            1999
                                                         ------------    ------------
CURRENT ASSETS
Cash and Cash Equivalents                                $    150,411    $    402,925
Restricted Cash                                               336,293
Accounts Receivable, Net of Allowance for
Doubtful Accounts at December 31, 1999 and
March 31, 1999 of $309,811 and $372,314 respectively        3,292,160       1,167,227
Other Receivables                                             372,977         824,602
Prepaid Expenses and Other Current Assets                   1,116,101         117,757
Inventory                                                     511,035         606,140
                                                         ------------    ------------
TOTAL CURRENT ASSETS                                        5,442,684       3,454,944

Property and Equipment, at cost, Net of Accumulated
Depreciation at December 31, 1999 and March 31, 1999
of $2,830,241 and $2,158,682 respectively                   1,721,868       2,579,646

Organization Costs, at cost, Net of Accumulated
Amortization at December 31, 1999 and
March 31, 1999 of $108,953 and $36,160                             --         108,953

Goodwill, at cost, Net of Accumulated Amortization At
December 31, 1999 and March 31, 1999 of $56,071
and $45,925                                                 7,051,151         205,753
Deferred Taxes                                                     --              --

Customer Lists Net of Accumulated Amortization at
December 31, 1999 and March 31, 1999 of $432,093 and
$291,534, respectively                                        439,575         645,536

Other Assets                                                1,892,357         203,283
                                                         ------------    ------------
TOTAL ASSETS                                             $ 16,547,635    $  7,198,115
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft                                           $  1,573,148    $    663,925
Notes Payable                                                      --          67,649
Due to Related Party                                               --          14,516
Accounts Payable and Accrued Expenses                       6,797,659       3,835,759
Capital Lease Obligation, Current                             219,043         253,788
                                                         ------------    ------------
Total Current Liabilities                                   8,589,850       4,835,637

Capital Lease Obligation, Long-Term                         1,120,377         473,920
Loans Payable                                                 527,510         371,250
Commitments and Contingencies                                      --              --
                                                         ------------    ------------
TOTAL LIABILITIES                                          10,237,737       5,680,807
                                                         ------------    ------------
STOCKHOLDERS' EQUITY
Common Stock - $.00001 Par Value Authorized 60,000,000
shares; 3,931,107 and 1,711,190 Issued and Outstanding
at December 31, 1999 and March 31, 1999 respectively               40              16

Additional Paid-in Capital                                 14,482,529       8,667,784
Accumulated Deficit                                        (7,834,198)     (7,222,639)
Treasury Stock                                               (300,000)       (300,000)
Cumulative Foreign Currency Translation Adjustment           (175,969)        365,738
Minority Interest                                             137,496           6,409
                                                         ------------    ------------
Total Stockholders' Equity                                  6,309,898       1,517,308
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         $ 16,547,635    $  7,198,115
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Quarter ended         For the nine Months ended
                                                         December 31,                    December 31,
                                                         (unaudited)                     (unaudited)
                                                 ------------------------------------------------------------
                                                     1999            1998            1999            1998
                                                 ------------    ------------    ------------    ------------
NET SALES                                        $  4,687,475    $  1,525,328    $ 10,889,170    $  2,871,063
COST OF SALES                                       3,425,053       1,045,461       8,238,948       1,842,848
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                        1,262,422         479,867       2,650,222       1,028,215
                                                 ------------    ------------    ------------    ------------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                            --          14,412              --         133,084
Technical Fees                                          4,505          68,093         195,414         224,758
Sales Salaries                                         17,690          98,705          92,654         393,680
Other Selling Expenses                                     --          77,955              --         118,813
                                                 ------------    ------------    ------------    ------------
Total Selling and Technical Expenses                   22,195         259,165         288,068         870,335
                                                 ------------    ------------    ------------    ------------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                             1,240,227         220,702       2,362,154         157,880
                                                 ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                         21,102              --         104,501           6,644
Salaries                                              563,467         183,247       1,442,650         240,801
Bad Debt Expenses                                         835              --           5,436              --
Depreciation and Amortization                         327,320         210,340         982,406         557,758
Professional Fees                                      45,930          40,139         258,134         167,891
Travel Expenses                                        65,862             695         103,814          25,007
Employment Agency Fees                                  4,631              --          81,168              --
Rent Expenses                                          82,241          21,470         168,340          61,426
Association Fees                                           75              --          11,284              --
Insurance Expenses                                      2,675           1,027           8,503           9,677
Other Operating Expenses                              304,506         146,431         749,498         269,918
                                                 ------------    ------------    ------------    ------------
Total General and Administrative Expenses           1,418,644         603,349       3,915,734       1,339,122
                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                 (178,417)       (382,647)     (1,553,580)     (1,181,242)
                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)
Interest Income                                             1             151             111             209
Gain (Loss) on Sale of Subsidiaries                     1,790              --         (27,314)             --
Interest Expenses                                      16,635         (41,635)        (59,689)        (40,429)
Loss from Foreign Currency                            (18,953)           (258)       (111,779)        (29,939)
Other Income                                           66,609          (4,961)         52,177          (5,183)
                                                 ------------    ------------    ------------    ------------
Total Other Income (Expenses)                          66,082         (46,703)       (146,494)        (75,342)
                                                 ------------    ------------    ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                    (112,335)       (429,350)     (1,700,074)     (1,256,584)

INCOME TAXES                                               --              --            (129)             --
                                                 ------------    ------------    ------------    ------------
INCOME/(LOSS) BEFORE MINORITY INTEREST               (112,335)       (429,350)     (1,700,203)     (1,256,584)

Extraordinary Item                                         --              --       1,174,590              --
                                                 ------------    ------------    ------------    ------------

Extraordinary Income                                   17,277          85,352          17,277         367,648
Closing Subsidiary Costs                                   --         (13,719)             --         (16,409)
MINORITY INTEREST                                      15,275           3,528        (103,223)          3,528
                                                 ------------    ------------    ------------    ------------
NET INCOME / LOSS                                $    (49,783)   $   (354,189)   $   (611,559)   $   (901,817)
                                                 ============    ============    ============    ============
PROFIT/LOSS PER COMMON SHARE                     $      (0.01)   $      (0.22)   $      (0.16)   $      (0.54)
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     For the Nine Months Ended
                                                           December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

COMPREHENSIVE INCOME (Loss)
     Net Loss                                       $  (611,559)    $  (901,817)
     Foreign Currency Translation Adjustment           (541,707)        793,910
                                                    -----------     -----------
COMPREHENSIVE INCOME (LOSS)                         $(1,153,266)    $  (107,907)
                                                    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                      Common Stock     Additional                              Foreign                    Total
                                    -----------------    Paid-In     Treasury    Accumulated   Currency      Minority  Stockholders'
                                   Shares      Amount    Capital       Stock       Deficit     Adjustment    Interest     Equity
                                   ------      ------    -------       -----       -------     ----------    --------     ------
Balance at March 31, 1999         1,711,190    $  16   $ 8,667,784  $ (300,000)  $(7,222,639)  $ 365,738     $   6,409  $ 1,517,308

Net Loss - For the nine months
Ended December 31, 1999                  --       --            --                  (611,559)                              (611,559)

Issuance of Common Stock          2,219,917       24     5,887,038                        --          --            --    5,887,062

Offering Costs                                             (72,293)                                                         (72,293)

Minority Interest                        --       --            --                        --          --       131,087      131,087

Cumulative Foreign
Currency Translation Adjustment          --       --            --                        --    (541,707)           --     (541,707)
                                  ---------    -----   -----------    --------   -----------   ---------     ---------  -----------
Balance at December 31, 1999      3,931,107    $  40   $14,482,529    (300,000)  $(7,834,198)  $(175,969)    $ 137,496  $ 6,309,898
                                  =========    =====   ===========    ========   ===========   =========     =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the Nine Months ended
                                                                  December 31,
                                                          --------------------------
                                                              1999            1998
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                              $  (611,559)   $  (901,817)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities
     Depreciation and Amortization                            982,406        557,758
    Changes in Certain Assets and Liabilities:
       Increase/Decrease in Accounts Receivable            (2,124,933)      (518,016)
       Decrease in Other Receivables                          451,625       (382,526)
       Increase in Prepaid Expenses                          (998,344)      (697,809)
       Decrease in Inventory                                   95,105             --
       Increase in Organization Costs                              --       (139,741)
       Decrease in Assets                                          --         (4,874)
       Increase in Bank Overdrafts                            909,223        347,369
        Increase other Assets                              (1,689,074)            --
       Due To/From Related Party                              (14,516)            --
      Increase in Accounts Payable and Accrued Expenses     2,961,900      1,199,344
                                                          -----------    -----------
Total Cash Used by Operating Activities                       (38,167)      (540,312)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Increase/Decrease in Fixed Assets, Net                    186,219       (686,519)
    Decrease in Restricted Cash                               336,293             --
    Increase in Goodwill                                   (6,855,544)      (507,113)
    Increase/Decrease in Customer Lists                        65,402       (102,525)
                                                          -----------    -----------
Total Cash Provided (Used) by Investing Activities         (6,267,630)    (1,257,346)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Notes                                         (67,649)       371,250
    Increase/(Decrease) in Capital Lease Payable              611,712        212,437
    Contribution to Capital                                 5,814,769        600,000
    Offering Costs                                                 --        (34,000)
    Increase Loans payable                                    156,260             --
    Minority Interest                                        (131,807)        81,830
                                                          -----------    -----------
Total Cash Provided By Financing Activities                 6,646,179      1,231,517
                                                          -----------    -----------
EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                              (592,896)       809,207

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             (252,514)       243,066

CASH AND CASH EQUIVALENTS - BEGINNING                         402,925        363,169
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - ENDING                        $   150,411    $   606,235
                                                          ===========    ===========

CASH PAID DURING THE PERIOD FOR:
    Interest Expenses                                     $    59,689    $    40,429
                                                          ===========    ===========

    Income Taxes                                          $        --    $        --
                                                          ===========    ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

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

      2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Starfon);

      3) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);

      4) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by the Company).

      5) Starpoint Card Services Ltd. ("Starpoint"), incorporated under the laws of Great Britain on November 18, 1998, (owned 51% by Telelines).

      6) Star Global Ltd., ("StarGlobal"), incorporated under the laws of Jersey, Great Britain on November 24, 1998, (owned 100% by Telelines).

      7) Musicline AG (Musicline), incorporated under the laws of Switzerland on July 16, 1998, owned 51% by the Company.

      8) SSC Selected Sound Carrier AG, (SSC), incorporated under the laws of Switzerland on July 1st, 1998, (owned 100% by Musicline)

      9) JM Sontel AG, (JM), incorporated under the laws of Switzerland on December 12, 1991, (owned 100% by Musicline)

            All significant intercompany accounts and transactions have been eliminated in consolidation.

            See also Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding organizational changes of the Company.

      b)    Line of Business

            The Company is a switch-based provider of private voice, fax and data management telecommunication services throughout Europe. The Company also plans to be engaged in E Commerce and is engaged in the distribution of Music CD and Music over the Internet.

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

      k)    Profit/Loss Per Share

            Profit/Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 3,931,107 and 1,453,154 for the quarters ended December 31, 1999 and December 31, 1998, respectively. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

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

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

                                            December 31, 1999    March 31, 1999

Telecommunications Equipment                   $ 4,552,109        $ 4,738,328
Computer Equipment & Software
Furniture and Fixtures

  Less: Accumulated Depreciation                (2,830,241)        (2,158,682)
                                               -----------        -----------
                                               $ 1,721,868        $ 2,579,646
                                               ===========        ===========

Depreciation expense for the quarter ended December 31, 1999 and 1998 was $401,098 and $210,340, respectively.

NOTE 3 - MINORITY INTEREST

            At December 31, 1999 there was a minority interest in the Company's subsidiary, Starpoint Card Sales Ltd., of 49% of the total stockholders' equity of $79,403.

            At December 31, 1999 there was a minority interest in the Company's subsidiary, Musicline AG, of 49% of the total stockholders equity of $ 58,093.

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
                                                                    ==========

            At December 31, 1999, the Company had net carryforward losses of approximately $7,834,198. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

      Deferred Tax Assets
      Loss Carryforwards                                            $ 7,834,198
      Less: Valuation Allowance                                      (7,834,198)
                                                                    -----------
      Net Deferred Tax Assets                                       $        --
                                                                    ===========

            Net operating loss carryforwards expire starting in 2007 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  a) The Company's future minimum annual aggregate rental
            payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows as of December 31, 1999:

                                                Operating        Capital
                                                  Leases          Leases

      2000                                      $ 132,750          226,319
      2001                                         60,000          200,300
      2002                                         60,000          160,031
      2003                                         60,000           65,850
      2004                                         60,000               --
      2005 and thereafter                                               --
                                                                 ---------
Total Minimum Lease Payments                    $ 372,750        $ 652,500

Less: Amounts Representing Interest                                (64,422)
                                                                 ---------

Present Value of Future Minimum
 Lease Payments                                                    648,930
Less: Current Maturities                                          (212,467)
                                                                 ---------

      Total                                                      $ 436,463
                                                                 =========

Rent expense under operating leases for the quarter ended December 31, 1999 was $56,586.

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

NOTE 7 - STOCK OPTIONS

During the quarter ended December 31, 1999, an investor exercised warrants to purchase 58,025 shares of common stock for a purchase price of $3.00 per share for an aggregate consideration of $174,075.

NOTE 8 - ACQUISITION

On October 20, 1999, the Company's stockholders other than Mr. Ernst or persons affiliated with or associated with him approved, by an affirmative vote of more than two-thirds of the shares of Common Stock held by such stockholders, the Stock Purchase Agreement, dated as of August 9, 1999 between the Company and Ueli Ernst, the Company's Chairman and Chief Executive Officer, to acquire a majority of the capital stock of Musicline AG, a Swiss corporation ("Musicline"), in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, if Musicline's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001, an additional 350,000 shares of the Company's common stock. The closing of this transaction occurred on November 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended December 31, 1999. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

General

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

The Company has received an aggregate of approximately $14,482,529 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue is generated from long distance telecom services provided to retail corporate customers and wholesale customers and, through Musicline, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

With respect to the Company's telecommunications business, the Company's wholesale customers comprise international telecom carriers and national telecoms, and the Company's retail customers comprise medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, the Company has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier. The Company intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which the Company may expand in the future. The interconnection with national telecommunication carriers, which became possible as a result of the deregulation of the European telecommunications markets in January 1998, enables the Company to offer both domestic and international telecommunications services to its customers and eliminates the need to route all outgoing calls through London. Management believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for the Company and will allow the Company to reduce fixed overhead costs considerably.

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

During the fiscal year ended March 31, 1999, the Company entered into a joint venture agreement with eight individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its eight distribution partners formed StarPoint Card Services Ltd., located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, the Company formed StarGlobal Ltd., a wholly-owned indirect subsidiary organized under the laws of the United Kingdom, with the intent to resume the Company's wholesale and carrier-to-carrier business. StarGlobal's new equipment can handle traffic worth USD 25 million per year with a gross margin of about 5 to 8% depending on the destination.

On July 5, 1999, the Company sold its subsidiary, Multicom Communication NV, to an unaffiliated Liechtenstein investor for BEF 25,000 to streamline the activities of UTG Belgium.

During the quarter ended September 30, 1999, the Company completed its development of a credit card based phone service for the Swiss market. The Company launched this product together with the Manor Group, a large department store chain in Switzerland on July 19, 1999. This product allows holders of credit cards issued by Manor to use the credit card as a post-paid phonecard and to benefit from discounts for international and national long distance telecommunication services.

On November 15, 1999, the Company acquired a majority of the capital stock of Musicline AG, a Swiss corporation ("Musicline"), pursuant to a Stock Purchase Agreement, dated as of August 9, 1999 between the Company and Ueli Ernst, the Company's Chairman and Chief Executive Officer, in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivables account in the principal amount of approximately $790,000, and, an additional 350,000 shares of the Company's common stock if Musicline's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001. At a stockholders meeting held on October 22, 1999, the Company's stockholders other than Mr. Ernst or persons affiliated or associated with him approved such stock purchase agreement by an affirmative vote of more than two-thirds of the shares of common stock held by such stockholders. The closing of this transaction occurred on November 15, 1999.

Musicline is a Swiss-based wholesale and retail music CD distribution and production company with a European client base. Musicline has the rights to sell approximately 15,000 music titles in CD format as well as on the Internet. Musicline produces about 4,000 different music compilations per year. The Company expects this acquisition to provide it with Internet opportunities, specifically in the business-to-business and business-to-consumer e-commerce sectors, although there can be no assurance in that respect.

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

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company intends to become an Internet services provider (ISP) to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and related consulting and support services), to retail and other Internet services providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services, such as E-commerce, with its expected high growth potential, a competitive necessity in the markets in which it currently operates. The Company believes that establishing an e-commerce business would synergistically supplement its conventional telecommunications services and its newly developed Internet services.

The Company is currently exploring several appropriate opportunities in its core markets and in Germany as well as in other countries. The Company will carefully evaluate expansion of its operation into other European countries as and when business, market and regulatory conditions permit.

There can be no assurance that any of the Company's new activities commenced during the quarter ended December 31, 1999 or any of its efforts to expand its business in its core markets, any other countries or the Internet will result in successful commercial operations.

The Company's financial statements for the quarter ended December 31, 1999 for the first time reflect the financial condition and results of operations of Musicline. The financial statements reflect Musicline's results of operations for the entire quarter.

Financial Condition

At December 31, 1999, the, Company had a negative working capital of $3,147,166 and an accumulated deficit of $7,834,198, as compared to a negative working capital of $1,380,693 and an accumulated deficit of $ 7,222,639, respectively, at March 31, 1999.

During the quarter ended December 31, 1999, 58,025 warrants to purchase shares of the Company's common stock at $3.00 per share were exercised. The aggregate gross proceeds received by the Company from the exercise of such warrants during the quarter ended December 31, 1999 was $174,075. In connection with the exercise of such warrants, Interfinance Investment Co. Ltd., a company controlled by Mr. Ueli Ernst, the Chairman and CEO of the Corporation, is entitled to a commission of $5,222.25. This commission has not yet been paid.

Based upon the Company's current plan of operation, the Company estimates that its existing financing resources, together with funds generated from operations, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

An expansion of the Company's business through the acquisition of other telecommunication providers or companies in other industries, the planned expansion of the Company's business into the Internet and significant investments in infrastructure and marketing require additional debt or equity financing from third parties. There can be no assurance that any such financing will be timely available. Accordingly, the Company may have to forego opportunities for entering into new businesses, expanding its telecommunications or music CD production and distribution businesses.

The Company believes that its telecommunications network has adequate switching capacity to serve its projected volume of traffic through to the end of March 2000. The Company plans to upgrade its Switches to increase capacity and to meet its increase of the demand of the telecommunication services. The Company estimates the costs for such upgrade to be approximately $500,000. As in the past, the Company intends to finance such upgrades through equipment leasing arrangements. There can be no assurance that the Company will be able to obtain such financing on a timely basis, for commercially reasonable conditions or at all. A failure or delay to obtain such financing could have a material adverse effect on the company.

The Company's telecommunications network is designed to take advantage of deregulation across Europe. It can perform distributive least-cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across its network to another country for termination, or back to the switches in Zurich, Belgium and London for routing to the desired destination. The selected path is based on the least cost.

This provides a large amount of flexibility to the Company and ensures the quality of the connections and lowest cost. With this distributive architecture, the capacity of the Company's switches is not expected to be a limiting factor for the expansion of the Company's business. The opening of the European telecommunications markets is expected to allow the Company to take full advantage of its network flexibility.

Musicline expects to invest up to $1,500,000, through equipment leasing financings, in various equipment and production of DVD products, however, there can be no assurance as to when or if such financings will occur.

Accounts payable and accrued expenses amounted to approximately $6,797,659 at December 31, 1999 compared to $3,835,759 at March 31, 1999.

Results of operations

During the quarter ended December 31, 1999, the Company could generally achieve the expected gross margins in its business.

                               Quarter Ended              Nine Months Ended
                                December 31,                 December 31,

                           1999            1998          1999           1998
                           ----            ----          ----           ----
Sales                  $4,687,475     $ 1,525,328     $10,889,170    $2,871,063

During the quarter ended December 31, 1999, the Company recorded net sales of $4,687,475, compared to $1,525,328 during the quarter ended December 31, 1998 and during the nine-month period ended December 31, 1999, the Company recorded net sales of $10,889,170 compared to $2,871,63 during the same period of the previous year. This increase in net sales is the result of increased revenue in Switzerland, Belgium, the addition of the Company's distribution business in the United Kingdom and the commencement of the sale of the Company's pre-and-post-paid calling card products in Switzerland. It also includes sales in the amount of $1,824,230 generated by Musicline and its subsidiaries during the quarter ended December 31, 1999. Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the new pre-paid and post-paid calling card services in Switzerland, Musicline's music distribution and production business and the addition of new Internet services.

                            Quarter Ended                  Nine Months Ended
                             December 31                     December 31
                         1999            1998             1999          1998
                         ----            ----             ----          ----
Gross Profit           $1,262,422      $479,867        $2,650,222     $1,028,215

Gross profit for the nine months ended December 31, 1999 increased to $2,650,222 (or 32,1% of the Company's sales) as compared to a gross profit of $1,028,215 (or 35,8% of the Company's sales) during the same period in 1998 and gross profit for the quarter ended December 31, 1999 increased to $1,262,422 (or 26,9%) of the Company's sales as compared to a gross profit of $479,867 (or 35.40% of sales) during the same period in 1998. The increase of the Company's gross profit in absolute terms resulted from the increase of the Company's net sales. The relative decrease of the Company's gross profit is the result of the fact that a significant part of the Company's sales was generated in the Company's phone card distribution business in the United Kingdom, its Swiss phone card business and Musicline's CD distribution and production business, which has a lower margin than the Company's other telecommunications services historically used to have.

The Company's revenue from its telecommunications business has been generated primarily from long distance and international telecom services provided to retail corporate customers in Switzerland and Belgium and its wholesale customers, as well as its prepaid card distribution in the United Kingdom and the first sales of its pre-paid and post-paid calling card products in Switzerland. Musicline's business has primarily been generated by the sale of music CDs to consumers and business customers in Europe. The Company believes that its margin will remain relatively constant in the near future. However, the Company expects its gross profit to increase in absolute terms as the Company's net sales increase.

                            Quarter Ended                  Nine Months Ended
                             December 31                     December 31
                         1999           1998              1999          1998
                         ----           ----              ----          ----
Cost of Sales        $3,425,053      $1,045,461        $8,238,948     $1,842,848

Cost of sales was $3,425,053 for the quarter ended December 31, 1999 and $8,238,948 for the nine-month period ended December 31, 1999, as compared to $1,045,461 and $1,842,848, respectively, for the same periods in 1998. Cost of sales of the Company's telecommunications business were approximately $2,062,023 and for Musicline cost of sales were approximately $ 1,362,030.

                            Quarter Ended                  Nine Months Ended
                             December 31                     December 31
                         1999           1998              1999          1998
                         ----           ----              ----          ----
Selling and
Technical Expenses     $22,195        $259,165          $288,068     $870,335

Selling and technical expenses are attributable to the Company's telecommunications business. Selling and technical expenses were $22,195 for the quarter ended December 31, 1999 and $288,068 for the nine-month period ended December 31, 1999 compared to $259,165 and $870,335, respectively for the corresponding periods in 1998. The primary reasons for this decrease is the fact that the Company now employs certain persons who previously had performed technical and sales services as independent contractors to the Company. This shift resulted in a decrease in technical and sales-related expenses paid to third parties.

                                   Quarter Ended            nine Months Ended
                                    December 31               December 31
                                1999           1998        1999          1998
                                ----           ----        ----          ----
General and
Administrative Expenses      $1,418,644      $603,349   $3,915,734    $1,339,122

General and administrative expenses were $1,418,644 for the quarter ended December 31, 1999 and $3,915,734 for the nine-month period ended December 31, 1999 compared to $603,349 and $1,339,122, respectively, for the corresponding periods in 1998. This increase is due to the increase in the Company's activities, including the addition of new employees (including individuals who previously performed technical and sales services as independent contractors), the addition of Musicline increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses. However, the growth of the Company's sales during the quarter and the nine-month period ended December 31, 1999 exceeded the increase of general and administrative expenses.

                                   Quarter Ended            Nine Months Ended
                                    December 31               December 31
                                1999           1998        1999          1998
                                ----           ----        ----          ----
Net Income/(Loss)              $(49,783)    $(354,189)   $(611,559)   $(901,817)

In the quarter ended December 31, 1999, the Company realized net sales of $4,687,475 and a net loss of $49,783 compared to net sales of $1,525,328 and a net loss of $354,189 during the quarter ended December 31, 1998. During the nine-month period ended December 31, 1999 the Company's net sales and net loss of $10,889,170 and $611,559, respectively, compared to $2,871,063 and $901,817, respectively, for the same periods in 1998. The decrease in the Company's net loss for the quarter ended December 31, 1999 is primarily attributable to the increase in sales in the Company's telecommunications business and the addition of the sales generated by Musicline. The decrease in the Company's net loss during the nine-month period ended December 31, 1999 is primarily attributable to the extraordinary gain achieved from the sale of Multicom and the addition of Musicline. Without such extraordinary gain, the Company's net loss for the nine-month period ended December 31, 1999 would have increased in absolute terms because of the Company's higher operating expenses and lower gross profit resulted from the increase in sales and the relative decrease in operating expenses.

As a result of the expected growth of the Company's telecommunications business, in particular its pre-paid and post-paid calling card business in Switzerland, the expected growth in Musicline's music CD distribution and production business, the planned introduction of Internet services and e-commerce business, and on-going reorganization of the Company's wholesale business, management expects a further increase in revenues during the quarter ending March 31, 2000 and a further reduction of the Company's operating loss, although no assurances can be given in this regard.

Year 2000

The change in the calendar on January 1, 2000 had no significant impact on the Company's operations. The costs incurred to make the Company's systems year 2000 compliant were not material.

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

In its quarterly report on Form 10-QSB for the quarter ended June 30, 1999, the Company reported that it issued 67,593 shares to an investor following the exercise of a call option under a subscription agreement, dated January 17, 1998. As such issuance would have exceeded the aggregate number of shares of common stock available under such call option by 5,629 shares of the Company's common stock, the Company and such investor agreed that in lieu of issuing such shares pursuant to the exercise of the Company's call option, the investor would exercise 5,629 warrants previously issued to it at an exercise price of $3.00 per shares and pay the Company additional consideration in the amount of $5,629 for such shares. In addition, during the quarter ended September 30, 1999, the same investor exercised an additional 92,685 warrants to purchase shares of the Company's common stock at $3.00 per shares, bringing the aggregate number of warrants exercised by such investor and the number of shares issued by the Company pursuant to the exercise of such warrants to 98,314. The aggregate gross proceeds received by the Company from the exercise of such warrants during the quarter ended September 30, 1999 was $283,684. In connection with the exercise of such warrants, Interfinance Investment Co. Ltd., a company controlled by Mr. Ueli Ernst, the Chairman and CEO of the Corporation, is entitled to a commission of $8,509, which commission has not yet been paid.

During the quarter ended December 31, 1999, 58,025 warrants to purchase shares of the Company's common stock at $3.00 per share were exercised. The aggregate gross proceeds received by the Company from the exercise of such warrants during the December 31, 1999 was $174,075. In connection with the exercise of such warrants, Interfinance Investment Co. Ltd., a company controlled by Mr. Ueli Ernst, the Chairman and CEO of the Corporation, is entitled to a commission of $5,222.25. This commission has not yet been paid. In the aggregate, Interfinance Investment Co. Ltd. is entitled to unpaid commissions in the aggregate amount of $13,731.28 in connection with securities issuances of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On October 22, 1999, the Company held a special meeting of stockholders for the purpose of approving the consummation of the transactions contemplated by the Stock Purchase Agreement, dated as of August 9, 1999, between the Company and Mr. Ueli Ernst.

1,623,065 votes were cast in favor of such transaction, 80,466 votes were cast against such transaction, and there were, in the aggregate, 757,351 abstentions and votes withheld from voting on such transaction, which included all shares held directly and indirectly by Mr. Ueli Ernst.

ITEM 5. OTHER INFORMATION

Part II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27            Financial Data Schedule.

      (b)   Reports on Form 8-K

      During the quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K on November 30, 1999 regarding the consummation of the transactions contemplated by the Stock Purchase Agreement dated as of August 9, 1999, between the Company and Mr. Ueli Ernst.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: February 15, 2000                 By: /s/ Ueli Ernst
                                        ----------------------------------------
                                        Ueli Ernst, Chairman and CEO
                                        (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.                Description

27              Financial Data Schedule