Form 10KSB
period 2000-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2000-07-14
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC



                              FILING TYPE:  10KSB
                              DESCRIPTION:  ANNUAL REPORT
                              FILING DATE:  JUL 14, 2000
                              PERIOD END:   MAR 31, 2000


            PRIMARY EXCHANGE: OVER THE COUNTER INCLUDES OTC AND OTCBB
            TICKER:           UTGC

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2000

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

Yes |X|   No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenue for its most recent fiscal year (year ended March 31, 2000) were $15,566,213.

The aggregate market value on June 30, 2000 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $16,087,115. For purposes of this calculation only, all directors and officers of the registrant and all holders of 5% or more of the Company's Common Stock have been deemed to be affiliates of the Company. As of June 30, 2000, 4,404,014 shares of Common Stock, par value $.00001 per share, were outstanding.

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

In Switzerland, the Company successfully tested its credit card-based phone Services. These tests indicated that our credit card based phone services are fully operational. The Company's product is intended to enable a credit card holder to use the credit card as a post-paid phonecard. As a result, users of the Company's services will benefit from discounts for international and national long distance telecommunications services compared to the rates being offered by Swisscom and other major telecom service providers in Switzerland. The Company has launched the product with a major retail chain in Switzerland and is also currently preparing the full scale launch of this product with other customers.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company has become an Internet service provider taking advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company offers these services and the related consulting and support services, to retail and other Internet service providers in Europe. The Company intends to continue its diversification, diversifying into e-commerce by operating Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services as a competitive necessity in the markets in which it currently operates. The Company believes that establishing an e-commerce business will provide an interesting supplement to its conventional telecommunications services and its newly developed Internet services offering the Company increased growth opportunities. The goal of the Company's strategy is to acquire the necessary technology to offer Internet-based telecommunications services, including Internet telephony.

The Company also intends to continue to expand its operations geographically through local subsidiaries and joint ventures in other European countries as business, market and regulatory conditions permit. The Company is currently exploring opportunities in Germany and France. See "--Organization" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Both the competitive environment and the economic framework in which international telecom companies operate are changing at a rapid pace. As a result of the liberalization of telecom markets and technical improvements, the Company is able to utilize the infrastructure provided by international telecom carriers in connection with the services it offers. This allows the Company to offer its customers access to the largest meshed fiber optic networks in Europe, which includes more than 130 international points of presence ("POPs"). In providing its services, the Company connects a customer's telephone installation to the nearest Company-accessed POP by means of interconnection agreements with the incumbent and other carriers in Switzerland and Belgium or through dedicated lines. The customer's outgoing voice, fax and data transmissions are then transported directly to the Company's switch facilities in the various countries. The communications are then transferred directly from the Company's switches into the international networks. All of this is achieved with speech quality or connection speed comparable to that offered by the Company's competitors, and with the customer dialing the international destination directly, as it had done prior to becoming a customer. The Company is able to provide its services at prices attractive to its customers due to, among other things, volume discounts the Company has negotiated with carriers.

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

On April 2, 1997, Starfon founded UTG Communications Hungary, Kft., a company incorporated under the laws of Hungary, and on April 8, 1997, Starfon consummated the purchase of its 49% interest in Tibesta Ltd. ("Tibesta") for a purchase price of $10,551. On June 9, 1997, Metatel, a company wholly owned by Tibesta, founded UTG Communications France S.A. ("UTG France"), a 94% owned Company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by the Company. On October 7, 1997, the Company transferred its interests in UTG Hungary and another subsidiary of the Company, UTG Poland , which in management's opinion was immaterial to the Company's operations, to Mr. Fritz Wolff, a former Chief Executive Officer and director of the Company in connection with Mr. Wolff's resignation from his functions with the Company in return for the assumption of all liabilities of such companies by Mr. Wolff. As of September 30, 1997, the French companies had ceased their operations.

Effective as of December 1, 1997, and November 30, 1997, respectively, the Company sold its subsidiaries, UTG (Network) Ltd., a company organized under the laws of the United Kingdom ("UTG Network"), and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland ("UTG Europe"), to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries.

On July 28, 1998, the Company formed a new wholly-owned subsidiary, Telelines International SA, a company organized under the laws of Panama ("Telelines"). Telelines is intended to be a sub-holding company for new subsidiaries of the Company.

On November 18, 1998, StarPoint was incorporated in the United Kingdom as a 51%-owned subsidiary of Telelines. The remaining 49% interest in Starpoint is owned by 8 distribution partners of the Company. StarPoint is distributing different telephone card products in United Kingdom to about 1000 customers. In exchange for their 49% interest in StarPoint, the 8 distributors contributed their existing businesses and customer bases to StarPoint and agreed to work exclusively for StarPoint for a minimum of 24 months. UTG has a three-year call option to acquire its partners' 49% interest in StarPoint for cash and/or UTG common stock. The exercise price is equal to the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option.

The Company intends to distribute through StarPoint its own telephone cards and other card services currently under development. In addition, the Company plans to increase the estimated 3,500 of StarPoint's points of sales in the United Kingdom and to expand into other areas if attractive opportunities arise. The Company's management expects that StarPoint will have a positive impact on the Company's revenues and profit margin. The Company believes that as a result of StarPoint's strong buying power, StarPoint should benefit from an increased margin on the resales of the telephone card products previously sold by the 8 distributors.

On November 24, 1998, a 100%-owned subsidiary of Telelines, StarGlobal Ltd. ("StarGlobal"), was incorporated under the laws of Jersey, Channel Islands. It is intended that StarGlobal will operate as the wholesale division and the carrier-to-carrier business in the United Kingdom and Europe and is intended to optimize the rate structure within the UTG group. It is further intended that StarGlobal will buy fiber-optic lines to destinations, especially in Europe and the United States. StarGlobal is currently able to handle traffic and create its own products worth approximately $25 million per year beginning in 2000 with a gross margin of about 5% to 8% depending on the products and the destinations.

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

The Company also offers credit card-based telephone services and Internet services as an Internet Service Provider (including related consulting and support services), and intends to operate Internet shopping platforms for its telecommunications services and other industries, including music, media and software distribution, and ultimately to provide Internet-based telecommunications services, including Internet telephony.



BUSINESS STRATEGY

The Company's objective is to build a broad and profitable European market presence and to further develop both its switch-based and facility -based infrastructure. The Company believes that it is well-positioned to take advantage of telecom deregulation in Switzerland and other countries in the EU. The Company has positioned itself between major full service high-priced telecom carriers and no-service cut-rate telecom minutes resellers. The Company believes that it will retain and add customers who wish to save on their telecom expenses and who demand a high level of service.

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

In addition, the Company intends to benefit from the opportunities offered by the Internet by taking advantage of the efficiencies created by its existing switches and the Company's access to the Internet backbone. The Company believes that it is a competitive necessity to become an Internet Service Provider in the markets in which it operates. The Company also believes that the operation of Internet sales platforms would enhance its ability to sell its telecommunications services and permit the Company to supplement conventional telecommunications services and its newly developed Internet services with a business with high growth potential. Ultimately, it is the Company's goal to provide Internet-based communication services, including Internet telephony.



SALES AND MARKETING

The Company primarily targets customers with between $1,000 and $25,000 of monthly usage. The Company believes that, in addition to being price sensitive, these customers tend to be focused on customer service and are more likely to rely on one or two carriers for their telecom needs. The Company strives to be more cost-effective and responsive to the needs of its customers than its major competitors. Since January 1998, the Company's customers in Switzerland have increased from approximately 110 to currently approximately 2000. In June 1997, the Company consummated the purchase, for approximately $317,000, of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of approximately 400 small and medium-sized business customers. Since then the Company has increased the number of customers in Belgium to approximately 2500. In Germany, the Company continues to explore opportunities to offer voice and data telecom services, as well as telecom services for credit cards, debit cards and customer cards. There can be no assurance that the Company's efforts in Germany or any of the Company's other current or future plans and arrangements will be successful. The Company's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit.

The Company's principal sales offices are located in Switzerland, the United Kingdom and Belgium. The Company markets its services through the Company's internal sales force, independent sales agents and strategic arrangements. The Company currently has a total of 20 internal sales personnel and approximately 110 independent sales agents. The Company established a new call center in Switzerland which not only provides existing and potential Swiss customers with responses to service related inquiries, but is also engaged in telemarketing activities to generate leads for the Company's internal sales force and independent sales agents.

The Company plans to market its newly developed credit card-based telephone services together with one or more major Swiss retail chains. In addition, the Company intends to operate Internet sales platforms and to market its telecommunications and other products and services through such platforms.

No customer accounted for more than 5% of the Company's total revenue in the fiscal year ended March 31, 2000.

NETWORK

The Company's network consists of 4 switches located in Switzerland, 3 Company-owned POPs located in Belgium, 2 switches located in United Kingdom, and leased access to major international telecom carriers' networks with over 100 POPs throughout Europe. The Company's switches route calls over networks owned by international telecom carriers with whom the Company has entered into volume discount contracts. The Company's switches include least-cost routing software designed to route calls in the most efficient available manner. Direct dial customers access the Company's network via direct access lines. Indirect dial customers access the Company's network via local incumbent telephone operators. During the fiscal year ended March 31, 1999, the interconnection with the incumbent carrier, Swisscom, and other carriers became fully operational in Switzerland. In Belgium, the Company is interconnected with the national networks of various carriers. The Company entered into an interconnection agreement with the incumbent carrier in the United Kingdom.


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


INTELLECTUAL PROPERTY

During the fiscal year ended March 31, 1999, the Company obtained trademark protections in Switzerland for certain of the Company's trade names. In its business, the Company relies on proprietary know-how and employs various methods to protect its concepts and ideas. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, concepts or ideas or obtain access to the Company's know-how or ideas.

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


RESEARCH AND DEVELOPMENT

During the fiscal year ended March 31, 2000 the Company has not expended material amounts for research and development.

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


EMPLOYEES

As of June 30, 2000, the Company had 25 full-time employees in Switzerland, 19 full-time employees in the United Kingdom and 13 full-time employees in Belgium. The Company has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


CAUTIONARY STATEMENTS

This report has been prepared by the management of the Company based on its knowledge and access to the Company's records to the extent such records have been kept at the Company's premises in Switzerland, the United Kingdom and Belgium, as well as records made available to the new management by the Company's former secretary. Because the Company's new management was previously not actively involved in the management of the Company, it is not in a position to ascertain whether or not such records are complete or whether or not such records disclose all material facts required to be disclosed in this report. Accordingly, material facts with respect to the period covered by this report may exist which are not disclosed herein because of management's current lack of affirmative knowledge of such facts.

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

ITEM 2. PROPERTIES

The Company currently leases approximately 6,500 square feet in Zurich, Switzerland for approximately CHF 7,000 (approximately $4,220) per month. The lease expires on March 31, 2003. The Company's principal executive offices are located in Geroldswil, Switzerland. At this location, the Company leases approximately 2,000 square feet from a company where Mr. Ueli Ernst, the Company's Chairman and Chief Executive Officer is a member of the Board of Directors, for which the Company pays CHF 5,000 (approximately $3,010) per month. The Company considers such rent to be at arm's length. The Company leases approximately 5,000 square feet in Rotkreuz, Switzerland and pays CHF4,535 (approximately $2,730). The Company leases approximately 1,400 square feet in Antwerp, Belgium at a monthly rental of approximately $814. This lease expired on February 20, 2000, but the Company has continued to lease this space on a month to month basis. Since January 1999, the Company has leased approximately 1200 square feet in London, Great Britain for approximately $5,345 per month.


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

On February 15, 2000 a former employee at Starfon Telecom Services AG filed a claim for payment of back salary which the Company has held back as partial payment of a loan issued by Starfon to such employee. This could eventually cost the Company up to SFR 42,000 (approximately $25,300), the amount of the claim.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since October 7, 1996, shares of the Common Stock have traded on the NASD Bulletin Board under the symbol "UTGC". The following table sets forth, for the periods indicated and as reported by the NASD Bulletin Board, the high and low bid prices for shares of the Common Stock. The quotations listed below reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price of the Common Stock on June 30, 2000 was $11.00.



FISCAL YEAR ENDED MARCH 31, 1998 (l)         QUARTERLY COMMON STOCK PRICE RANGE
BY QUARTER
Quarter           Date                       High                     Low

1st               June 30, 1998              13.000                    5.000

2nd               September 30, 1998         13.500                    7.000

3rd               December 31, 1998           6.750                    3.000

4th               March 31, 1999              7.500                    6.000


FISCAL YEAR ENDED MARCH 31, 2000

Quarter            Date                      High                     Low

1st                June 30, 1999             7.500                     4.000

2nd                September 30, 1999        7.250                     3.500

3rd                December 31, 1999         7.000                     3.250

4th                March 31, 2000            9.000                     4.250


(1) All stock prices are adjusted by the 13:1 reverse split of the Common Stock on March 20, 1998.

HOLDERS OF COMMON STOCK

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 31, 2000 was approximately 400 shareholders.


DIVIDENDS

The Company has never paid cash dividends with respect to the Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends on the Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant. On August 22, 1999, the Company issued a 20% share dividend to shareholders who were holders between March 31, 1998 and September 30, 1998. In addition, arrangements with present or future lenders may prohibit the payment of dividends.

SALES OF UNREGISTERED SECURITIES

As of April 30, 1996, the Company had issued 211,538 shares of Common Stock (as adjusted for the Company's 1:13 reverse stock split) to Interfinance Inv. Co. Ltd., a Panamanian company ("Interfinance"), 183,333 of which shares were issued in exchange for $200,000 in cash and 197,435 of which shares were issued in exchange for $26 in cash and a 7% promissory note. The promissory note was repaid as of June 28, 1996 from proceeds received from purchasers of a portion of the shares resold by Interfinance. On August 15, 1996, the Company sold an additional 30,769 shares of Common Stock to Interfinance for $1,000,000 consisting of $10,000 in cash and a 7% promissory note for $990,000. The note was repaid in full in November 1996. Pursuant to a subscription agreement entered into in November 1996, Interfinance subscribed for and the Company sold an additional 9,615 shares of Common Stock at $52.00 per share. In addition, the Company granted Interfinance an option to purchase up to an additional 92,308 shares of Common Stock at $26.00 per share for a two year period commencing on completion of purchase of the full 153,846 shares. In connection with that agreement, Mr. Combrinck transferred 5,769 shares to Interfinance for no additional consideration. In January 1997, the Company entered into a subscription agreement with Interfinance, pursuant to which Interfinance subscribed for 153,846 shares of Common Stock at a purchase price of $13.00 per share. In connection with the subscription agreement, Mr. Thomas Combrinck agreed to transfer, without cost to Interfinance, one share of UTG Common Stock owned by him for each share purchased by Interfinance under the subscription agreement. As of the date hereof, all amounts owing to the Company in respect of Interfinance's November 1996 and January 1997 subscriptions have been paid (giving effect to approximately $20,000 in credits for expenses incurred by Interfinance on behalf of the Company). No Underwriter's discount or fee was incurred by the Company in connection with these issuances. The Company has agreed to register the resale of the shares purchased by Interfinance under the Securities Act of 1933. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by Interfinance including that it is an "accredited investor."

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

On March 23, 1998, the Company issued 250,000 shares of Common Stock (post-reverse split) at a purchase price of $2.00 per share. In addition, for each share of Common Stock purchased, the subscriber received three warrants, each to purchase one share of Common Stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Net proceeds received by the Company were $485,000. Underadd the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase up to an additional 500,000 shares of Common Stock upon the same terms and purchase price as for the initial purchase on or prior to December 1, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuance were $791,590. In connection with these issuances, Interfinance acted as placement agent and received a placement fee of 3% of the gross proceeds to the Company. An aggregate amount of $39,482 has been paid to Interfinance with respect to such placement fee. In the year ended March 31, 2000, the Company issued an additional 185,768 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the company in connection with such issuance were $495,733. In connection with this issuance, Interfinance acted as placement agent and will receive a placement fee of 3% of an aggregate amount of $14,860.10 for the year ended March 31, 2000. The commission has not been paid yet.

These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor."

On August 13, 1998, the Company issued two notes to Blacksea Investment Ltd. in the principal amounts of $200,000 and CHF250,000 (approvimately $150,600), respectively. Both notes are due June 30, 2003. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by the Company in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 (approximately $30) per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 (approximately $45) per share. All of such warrants expire on June 30, 2001. The Company received no proceeds from such issuance.

On August 22, 1999, the Company issued an aggregate of 201,341 shares of common stock and 1,103,625 common stock purchase warrants exerciseable at $15.00 per share until August 22, 2003 to stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of the Company authorized the issuance of one warrant for each share of Company common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of the Company authorized the distribution to stockholders who continuously held shares of Company common stock from March 20, 1998 through September 21, 1998 of a number of shares of Company common stock equal to not more than 20% of the amount of shares of Company common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of the Company's shares of Common Stock following the reverse stock split.

In its quarterly report on Form 10-QSB for the quarter ended June 30, 1999, the Company reported that it issued 67,593 shares to an investor following the exercise of a call option under a subscription agreement, dated January 17, 1998. As such issuance would have exceeded the aggregate number of shares of common stock available under such call option by 5,629 shares, the Company and such investor agreed that in lieu of issuing such shares pursuant to the exercise of the Company's call option, the investor would exercise 5,629 warrants previously issued to it at an exercise price of $3.00 per share and pay the Company additional consideration in the amount of $5,629 for such shares. In addition, during the quarter ended September 30, 1999, the same investor exercised an additional 92,685 warrants to purchase shares of the Company's common stock at $3.00 per share, bringing the aggregate number of warrants exercised by such investor and the number of shares issued by the Company pursuant to the exercise of such warrants to 98,314. The aggregate gross proceeds received by the Company from the exercise of such warrants during the quarter ended September 30, 1999 was $283,684. In connection with the exercise of such warrants, Interfinance Investment Co. Ltd., a company controlled by Mr. Ueli Ernst, the Chairman and CEO of the Corporation, is entitled to a commission of $8,509, which commission has not yet been paid.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended March 31, 2000. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.

GENERAL

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

From inception through March 31, 2000, the Company has received an aggregate of approximately $14,373,497 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

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

On August 13, 1998, the Company issued TWO notes to Blacksea Investment Ltd. in the principal amounts of $200,000 AND CHF250,000 (approximatively $150,600), respectively. Both notes are due June 30, 2003. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by the Company in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 (approximately 30) per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 (approximately $45) per share. All of such warrants expire on June 30, 2001. The Company received no proceeds from such issuance.

On August 22, 1999, the Company issued an aggregate of 201,341 shares of common stock and 1,103,625 common stock purchase warrants exercisable at $15.00 per share until August 22, 2003 to stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of the Company authorized the issuance of one warrant for each share of Company common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of the Company authorized the distribution to stockholders who continuously held shares of Company common stock from March 20, 1998 through September 21, 1998 of a number of shares of Company common stock equal to not more than 20% of the amount of shares of Company common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of the Company's shares of Common Stock following the reverse stock split.


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

On March 23, 1998, the Company issued 250,000 shares of common stock (post stock split) at a purchase price of $2.00 per share to an accredited investor. In addition, for each share of common stock purchased, the investor also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase an additional 500,000 shares of common stock upon the same terms and purchase price of the initial purchase on or prior to December 31, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuances was $1,276,590. During the fiscal year ended March 31, 2000, the company issued an additional 185,768 shares to such subscriber on the same terms and conditions as described above. Net Proceeds received by the Company in connection with such issuance was $495,733.

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through calendar 2000. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to a switch in London for routing. The selected path is based on the least cost. This provides a large amount of flexibility to the Company, and to ensure the quality of the connections and lowest cost. With this distributive architecture the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility.

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

At March 31, 2000, the Company had a working capital deficit of $4,144,974 and an accumulated deficit of $10,868,039, as compared to working capital and accumulated deficit of $1,380,693 and $7,222,639, respectively, at March 31, 1999.

At March 31, 2000, the Company's bank overdraft balance was CHF 2,666,205 (approximately $1,696,148) compared to March 31, 1999 CHF 987,124 (approximately $663,925).


Accounts payable and accrued expenses amounted to approximately $6,428,538 at March 31, 2000 compared to $3,835,759 at March 31, 1999. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 2000.




RESULTS OF OPERATIONS

During the fiscal year ended March 31, 2000, the Company achieved the expected gross margins in all of its business segments, except the wholesale divisions.

SALES

During the fiscal year ended March 31, 2000, the Company recorded net sales of $15,566,213, in comparison to $5,400,256 during the fiscal year ended March 31, 1999. The gross profit for the fiscal year ended March 31, 2000 increased to $2,670,633 (or 17.2% of the Company's net sales or a increase of 288% ) as compared to the fiscal year ended March 31, 1999 when the Company had gross profits of $1,162,570 or 21.5% of the Company's net sales during that period or a increase of 232%). The increase in gross profits reflects the fact that the volume of the Company's operations has increased. The relative decrease in gross profits is due to the fact that the Company has generated a greater portion of its sales through the resale of calling cards, which has a lower margin than the retail and wholesale provision of telecommunications services. This increase in net sales is the result of increased revenue in Switzerland, Belgium, the addition of the Company's distribution business in the United Kingdom and the commencement of the sale of the Company's pre-and-post-paid calling card products in Switzerland. It also includes sales generated by Musicline and its subsidiaries during the 2 quarters for the year ended March 31, 2000. Management of the Company expects an increase of its margin as a result of the planned introduction of the Company's own calling cards in Switzerland, Belgium and the United Kingdom.

The Company's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers and the resale of calling cards from other providers as well as from additional revenue from Musiline. The Company's wholesale customers presently comprise international telecom carriers and national telecom companies. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers consistent with the Company's goal of expanding its corporate retail customer base.

COST OF SALES

Cost of sales was $12,895,580 for the fiscal year ended March 31, 2000, as compared to $4,237,686 for the fiscal year ended March 31, 1999 consisting of carrier charges, costs for leased lines and related activities and the acquisition costs and costs of sales of the Company's existing calling card resale business and the CD production and distribution of Musicline. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. This increase is the result of the Company's increase in net sales and in the relatively high cost calling card resale business. Management of the Company expects that the relative amount of cost of sales will decrease with the introduction of its own calling cards in Switzerland, Belgium and the United Kingdom.


SELLING AND TECHNICAL EXPENSES

Selling and technical expenses for the fiscal year ended March 31, 2000 were $335,547, compared to $728,273 for the previous fiscal year. This decrease is the result of all the installation done previously of various switches and servers to increase the Company's capacity to handle traffic and to implement the Company's interconnection arrangements with other carriers.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the fiscal year ended March 31, 2000 were $5,573,279 compared to $2,928,855 for the fiscal year ended March 31, 1999. On the one hand, the Company had a larger bad debt expense and lower depreciation and amortization during the fiscal year ended March 31, 1999. On the other hand, the Company's salaries and employee benefits expenses as well as depreciation and amortization have increased significantly during the fiscal year ended March 31, 2000.


NET LOSS

The Company's net loss for the fiscal year ended March 31, 2000 was $3,645,400 as compared to $2,671,415 for the fiscal year ended March 31, 1999.

The Company realized a net loss of $3,645,400 in the fiscal year ended March 31, 2000 and a net loss for the fiscal year ended March 31, 1999 of $2,494,558. The net loss during the fiscal year ended March 31, 2000 compared to the net Loss during the previous fiscal year is the result of the absence of any extraordinary gain during the fiscal year ended March 31, 2000.

The decrease in the Company's net loss for the quarter ended December 31, 2000 is primarily attributable to the increase in sales in the Company's telecommunications business and the addition of the sales generated by Musicline. The increase in the Company's net loss during the twelve month period ended March 31, 2000 is primarily attributable to the increased depreciation and amortisation and the sales of a former subsidiary and the addition of Musicline.

As a result of the expected growth of the Company's telecommunications business, in particular its pre-paid and post-paid calling card business in Switzerland, the expected growth in Musicline's music CD distribution and production business, the planned introduction of Internet services and e-commerce business, and on-going reorganization of the Company's wholesale business, management expects a further increase in revenues during the quarter ending June 30, 2000 and a further reduction of the Company's relative operating loss, although no assurances can be given in this regard.


ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers, directors and significant employees of the Company on March 31, 2000 were as follows:



Name                    Age               Position

Ueli Ernst              53       Chairman of the Board, Chief
                                        Executive Officer and Director

Klaus Brenner           44       Treasurer, Secretary and Director


Andreas Popovici (1)    46       Vice President of Starfon


Udo Caspers (1)         48       CFO and Finance and Controlling Manager


Peter Holmes (1)        40       Managing Director of Starpoint
                                        Card Sales Ltd.

Giles Rawlinson (1)     33       Financial Controller of Starpoint Card
                                        Sales Ltd.


Steve Bryant (1)        37       Managing Director of StarGlobal Ltd.


Peter Boog (1)          43       Managing Director of Musicline AG and
                                        subsidiaries.


----------
(1) Not executive officers but deemed "significant employees".

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


ANDREAS POPOVICI has served as vice president (Director) of United Telegroup AG since March 1996 and currently serves as technical director of Starfon and the Group. From October 1995 to March 1996, Mr. Popovici served as general manager of Callcom, a Swiss telecom service company. From 1991 through October 1995 Mr. Popovici served as vice president (Director) of the systems department at Swissphone, a Swiss telecom company.


UDO CASPERS has served as CFO and Finance and Controlling Manager of Starfon and the Group since February 2000. He served as Manager for Finance and Controlling with its subsidiary Rotring AG in Switzerland for Newell Rubbermaid Inc. in Chicago, Illinois from 1999 to 2000. He was an Independent CPA and Tax consultant at Pro Ratio Treuhand Steuerberatungs- und Wirtschaftsprufungsgesellschaft mbH from 1982 until 1999. He received a Master of Business- administration in Cologne and Frankfurt a/M.


PETER HOLMES has served as Managing Director of Starpoint Card Sales Ltd in London since August 1998. From 1995 to 1998 he served as Manager and a consultant of America First Ltd, Call- Science Ltd and Megacom (a Internet Company). From 1985 to 1995 he worked for Motorindustry Henleys, a London Stock Exchange listed Company. From 1981 to 1985, Mr. Holmes was involved in the Cellular industry, working for Vodafone centers and European Telecom, a cellphone distributor.


GILES RAWLINSON has served as Financial Controller at Starpoint Card Sales Ltd since December 99. From 1995 to 1999, he was the Financial Controller at Tempo Plc, Tie Rack Plc, Senior Enginieering PLC and from 1990 to 1995, he worked at Ernst & Young as a Chartered Accountant (ACA). He received a degree of BSC/BA
(Hons) in Engineering & Business Studies at the Notting- ham Trent University.


STEVE BRYANT has served as Managing Director of StarGlobal Ltd. since January 1998. From 1996 to 1998, he served as Manager of the Wholesale Dept. of UTG. He was a currency broker at Harlow Butler and Exco from 1986 to 1998. He received a degree of the Central London Polytecnics in Business Studies.


PETER BOOG has served as Managing Director of Musicline AG since 1997. From 1992 to 1997, he served as Managing Director and Founder of SSC Selected Sound Carrier AG. From 1986 to 1992, he was Managing Director and Founder of B&H Versand AG. From 1980 to 1986 he was Manager and Founder of Phonomatik AG, ASTAN Music and Phonorecords AG. He has a business degree from a college in Schwyz, Switzerland.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation awarded to, earned by or paid to David Schlecht, Fritz Wolff, Ronald Kuzon and Ueli Ernst who served as the Company's chief executive officer during the fiscal year ended March 31, 1999 and each other highly compensated executive officers and all executive officers of subsidiaries who assist in making policy for UTG. In certain cases, dollar amounts are approximated based on foreign currency translations.




                           SUMMARY COMPENSATION TABLE





                             Annual Compensation                Long-Term Compensation           Awards           Payouts

Name and       Fiscal Year   Salary    Bonus   Other Annual     Restricted      Securities        LTIP       All Other
Principal      Ended March    ($)       ($)        ($)         Compensation    Stock Award(s)   Underlying    Payouts  Compensation
Position       31,2000                                             ($)          Options/SARs       ($)          ($)


Ueli Ernst,       2000        --        --         --              --               --             --          --
 Chairman of      1999        --        --         (2)             --               --             --          --
 the Boardo &     1998        --        --         --              (2)              (2)            --          --
 Chief
 Executive
 Officer (1)


Ronald Kuzon,     2000        --        --         --              --               --             --          --
Chairman          1999        --
 And Chief        1998       10,625     --         --            200,000 (4)
 Executive
 Officer (3)


David Schlecht,   2000        --
President &       1999        --        --         --              --               --
 Chief            1998        5,000 (6)
 Excecutive(4)(7)
 Officer (5)

Fritz K. Wolff,   2000        --        --         --
Executive Vice    1999       172,359(9) --         --            100,000 (10)      (11)
 President &      1998       29,580 (9)
 Chief Operating
 Officer 8)

Keith Rhea,       2000        --
Chief Operating   1999      124,500(13) --         --                              (14)
 Officer and      1998
 Director (12)

Robert Finn,      2000
Chief Financial   1999      182,228(16)
 Officer (15)     1998        --

Brenner Klaus     2000        --        --                         --               --             --          --
Treasurer and     1999        --                   --              --
Secreatary (1)    1998          --                --

Popovici Andrea   2000      115,000                --              --
Vice President    1999      115,000                --              --
Of Starfon        1998       86.750                --              --


Udo Caspars      2000         7,000 (17)
Finance and      1999         --
Controlling      1998         --
Manager


Peter Holmes     2000        67,200
Managing         1999        67,200
Director         1998         --
Of Starpoint


Bryant Steve     2000        57,600
Managing         1999        57,600
Director of      1998        57,600
StarGlobal


Boog Peter       2000        78,300
Managing         1999         --
Director of      1998         --
Musicline


(1) Mr. Ernst was appointed Chairman of the Board and Chief Executive Officer on January 3, 1998 and Mr. Brenner as Treasurer and Secretary. Mr. Ernst and Mr. Brenner has not received any compensation for his services in this capacity during the fiscal year ended March 31, 2000 nor in 1999 and 1998.

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

(17) Mr. Caspers started to serve on February 21, 2000.


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



                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)



Name   Number Of Securities      Percent Of Total      Exercise Of Base Price       Expiration Date
(a)        Underlying          Options/SARs Granted           ($/Sh)                     (e)
       Options/SARs Granted       to Employees In                (d)
               (#)                  Fiscal Year
               (b)                      (c)


Ueli Ernst      10,000               26,2%                       5                  June 30, 2003
Klaus Brenner   10,000               26,2%                       5                  June 30, 2003
Ronald Kuzon    --
David Schlecht  --
Fritz K. Wolff  --
Keith Rhea      --
Robert Finn     --
Peter Holmes    10,000               26,2%                       5                  June 30, 2003
Steve Bryant     8,000               21,0%                       5                  June 30, 2003





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
                                                        Exercisable/                 Exercisable/
                                                       Unexercisable                 Unexercisable
                                                           (d)                            (e)

Ueli Ernst        --                 --                 104,227                       130,284
Ronald Kuzon      --                 --                    --                             --
David Schlecht    --                 --                    --                             --
Fritz K. Wolff    --                 --                    --                             --
Keith Rhea        --                 --                    (1)                            --
Robert Finn       --                 --                    --                             --
Brenner Klaus     --                 --                   10,000                       12,500
Peter Holmes      --                 --                   10,000                       12,500
Steve Bryant      --                 --                    8,000                       10,000


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

NAME AND ADDRESS                 NUMBER OF SHARES         % OF COMMON STOCK (1)
                                BENEFICIALLY OWNED

Ueli Ernst
C/o UTG Communications
International Inc.                   1,927,007                   49,14%
Limmattalstr. 10,
8954 Geroldswil, Switzerland

Medfield Investments S.A.              388,972                    9,92%
Sonnenbergweg 12
5698 Stetter, Switzerland

Klaus Brenner (3)                      247,576                    6,31%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldwil, Switzerland

Interfinance Inv. Co. Ltd.(2)          177,007                    4,51%
Steinhaldenring 8
8954 Geroldswil, Switzerland


Andreas Popovici                        41,540                    1,06%
C/o UTG Communications
International Inc.
Limmattalstr 10
8954 Geroldswil

Steve Bryant                            46,152                    1,18%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldswil

Peter Holmes                             2,700                    0,07%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldswil


All Officers and
 Directors as a group                2,264,975                   57,76%
 (5 persons)

(1) Based on 3,921,412 shares of Common Stock issued and outstanding.

(2) Includes 177,007 shares of Common Stock beneficially owned by Interfinance Inv. Co. Ltd., a company controlled by Mr. Ernst.

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

In connection with the arrangement of the arrangement of a loan in the amount of $371,250 to the Company by Blacksea Investment, an unrelated party to the Company and its affiliates, Interfinance received a commission in the amount of $18,562.50. The Company believes that such commission was as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.

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






 UTG COMMUNICATIONS INTERNATIONAL, INC.


                               By: /s/ Ueli Ernst
                               -------------------------------------
                               Ulrich Ernst, Chairman of the Board &
                               Chief Executive Officer

Date: July 14, 2000

                                  EXHIBIT INDEX

Reference is made below to exhibits indicated with the following footnotes which are incorporated herein by reference thereto:

(1) Filed with the U.S. Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form SB-2 (No. 333-8305) filed on July 17, 1996 (the "SB-2").
(2) Filed with the Commission as an exhibit to Amendment No. 1 to the SB-2 filed on August 16, 1996.
(3) Filed with the Commission as an exhibit to Amendment No. 2 to the SB-2 filed on August 30, 1996.
(4) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1996.
(5) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997.
(6) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.
(7) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.
(8) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.
(9) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(10) Filed with the Commission as an exhibit to the Company's Form S-3 filed on February 3, 1999.
(11) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.
(12) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999.
(13) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1999.
(14) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1999.
(15) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1999.

Filed with the Commission as an exhibit to the Company


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

10.10 Management Agreement dated April 4, 1996 between Registrant and Franco Reinschmidt (2), (11)
10.11           Form of Customer Contract of Registrant (2)
10.12 Subscription Agreement dated August 15, 1996, between Registrant and Interfinance Inv. Co. Ltd., for the purchase of 400,000 shares of Common Stock (2)
10.13 Promissory Note in the principal amount of $990,000 dated August 15, 1996, by Interfinance Inv. Co. Ltd., in favor of the Registrant (2)
10.14 Security and Pledge Agreement dated August 15, 1996 between Registrant and Interfinance Inv. Co. Ltd. (2)
10.15 Subscription Agreement dated as of January 15, 1997 between the Company and Interfinance Inv. Co. Ltd. (4)
10.16 Subscription Agreement dated as of November 21, 1996 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17 Joint Instructions of Registrant and Thomas Combrinck and Interfinance Inv. Co. Ltd. dated January 16, 1997 (5)
10.18 Consultancy Agreement effective September 1, 1996 between UTG Communications (Europe) AG and Birand Ltd. (5), (11)
10.19 Share Purchase Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG. (5)
10.20           Pledge Agreement among UTG Communications Belgium N.V., Messrs.
                Luc and Tom Van den Bogart and UTG Communications Holding AG.
                (5)
10.21 Employment Agreement dated June 30, 1997 between the Registrant and Keith Rhea (5), (11)
10.22 Cooperation Agreement dated August 6, 1997 between Trafficom and UTG Hungary (6)
10.23           Consulting Agreement between the Company and Telepath, Ltd.
                (7),(11)
10.24 Share Purchase Agreement dated December 29, 1997 between Portmann Trading AG and UTG Communications Holding AG (8)
10.25           Share Purchase Agreement dated between Portmann Trading
                AG and UTG Communications Holding AG (8)
10.26 Asset Purchase Agreement dated December 30, 1997 between UTG Communications (Europe) AG and UTG Communications Holding AG
                (8)
10.27 Subscription Agreement, dated as of January 25, 1998 by and between the Registrant and Medfield Investment S.A. ("Medfield") (8)
10.28           Agreement between Medfield and the Registrant, dated May 16,
                1998 (8)
10.29           Form of Warrant issued to Medfield (8)
10.30 Registration Rights Agreement, dated as of March 23, 1998 between the Registrant and Medfield (8)
10.31 Settlement Agreement among Fritz K. Wolff, Birand Ltd., TeleInvest Ltd. and UTG International, Inc., together with Share Purchase Agreement dated as of May 31, 1998 among Fritz
                K. Wolff, TeleInvest Ltd. and Interfinance Inv. Co. Ltd. (8)
10.32           Loan Agreement, dated August 13, 1998(9)
10.33           Agreement dated September 25, 1998 between Medfield and the
                Company (9)
10.34 Interconnection Agreement dated August 21, 1998 between the Company and Swisscom (9)
10.35           Shareholders Agreement, dated as of November 16, 1998 (10)
21.1            List of Subsidiaries
23.1            Consent of Merdinger, Fruchter, Rosen & Corso, P.C.
27.1            Financial Data Schedule

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999





                                      INDEX
                                      -----


INDEPENDENT AUDITORS' REPORT                                                 F-1


CONSOLIDATED BALANCE SHEETS                                            F-2 - F-3


CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4 - F-5


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS                                F-6


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                               F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-8 - F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-10 - F-30

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
UTG COMMUNICATIONS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1(j) to the consolidated financial statements, UTG Communications International, Inc. and Subsidiaries changed its method of accounting for organization costs effective April 1, 1999.




                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants

New York, New York
July 11, 2000



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                    MARCH 31,
                                                        ----------------------------
       ASSETS                                               2000             1999
                                                        ------------   -------------
CURRENT ASSETS
    Cash and Cash Equivalents                            $    29,580   $   402,925
    Restricted Cash                                             --         336,293
    Accounts Receivable, net of allowance for
     doubtful accounts of $526,390 and $372,314            2,825,312     1,167,227
    Inventory                                              1,269,166       606,140
    Other Receivables                                           --         824,602
    Due from Related Parties                                 337,802          --
    Prepaid License Costs                                    649,724          --
    Prepaid Expenses and Other Current Assets                278,038       117,757
                                                         -----------   -----------

       Total Current Assets                                5,389,622     3,454,944

Property and Equipment, at cost, net of accumulated
 depreciation of $2,929,618 and $2,158,682                 1,505,181     2,579,646

Investments                                                   20,016          --

Organization Costs, at cost, net of accumulated
 amortization of $-0- and $36,160                               --         108,953

Goodwill, at cost, net of accumulated amortization
 of $238,582 and $45,925                                   6,379,160       205,753

Customer Lists, at cost, net of accumulated
 amortization of $517,000 and $291,534                       356,352       645,536

Product License Costs, net of accumulated amortization
 of $163,217                                                 535,191          --

Deferred Taxes                                                  --            --

Other Assets                                                  37,010       203,283
                                                         -----------   -----------

       TOTAL ASSETS                                      $14,222,532   $ 7,198,115
                                                         ===========   ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,
                                                        -------------------------------
                                                            2000               1999
                                                        ------------      -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank Overdrafts                                      $  1,696,148    $    663,925
    Accounts Payable and Accrued Expenses                   6,428,538       3,835,759
    Due to Related Parties                                    808,702          14,516
    Loans Payable                                             210,983          67,649
    Capital Lease Obligation, Current                         213,661         253,788
    Deferred Revenue                                          176,564            --
                                                         ------------    ------------

       Total Current Liabilities                            9,534,596       4,835,637

Loans Payable                                                 371,250         371,250

Capital Lease Obligation, Long-Term                           386,970         473,920
                                                         ------------    ------------

       TOTAL LIABILITIES                                   10,292,816       5,680,807
                                                         ------------    ------------

Commitments and Contingencies                                    --              --

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value, authorized
     10,000,000 shares; none issued and outstanding              --              --

    Common Stock - $0.00001 par value, authorized
     60,000,000 shares; 3,848,299 and 1,711,190
     issued and outstanding                                        38              16

    Additional Paid-in Capital                             14,373,497       8,667,784

    Treasury Stock                                           (300,000)       (300,000)

    Accumulated Deficit                                   (10,868,039)     (7,222,639)

    Cumulative Foreign Currency Translation Adjustment        724,220         365,738

    Minority Interest                                            --             6,409
                                                         ------------    ------------

       Total Stockholders' Equity                           3,929,716       1,517,308
                                                         ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 14,222,532    $  7,198,115
                                                         ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For The Years Ended
                                                               MARCH 31,
                                                 ------------------------------
                                                       2000             1999
                                                  -------------    ------------

NET SALES                                          $ 15,566,213    $  5,400,256
COST OF SALES                                        12,895,580       4,237,686
                                                   ------------    ------------
GROSS PROFIT                                          2,670,633       1,162,570
                                                   ------------    ------------


SELLING AND TECHNICAL EXPENSES
    Technical Fees                                      126,828         564,543
    Sales Salaries                                      208,719         163,730
                                                   ------------    ------------
       Total Selling and Technical Expenses             335,547         728,273
                                                   ------------    ------------


INCOME FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                  2,335,086         434,297
                                                   ------------    ------------


GENERAL AND ADMINISTRATIVE EXPENSES
    Management and Consulting Fees                      179,729          97,814
    Salaries and Employee Benefits                    1,922,255         795,980
    Bad Debt Expense                                    146,123         124,854
    Depreciation and Amortization                     1,754,122       1,173,645
    Professional Fees                                   363,688         180,198
    Travel Expenses                                     108,007          64,188
    Employment Agency Fees                               72,181          31,564
    Rent Expense                                        245,547          85,645
    Advertising                                         150,992          57,047
    Association Fees                                     16,618          29,170
    Insurance Expense                                     5,775          16,287
    Other Operating Expenses                            608,242         272,463
                                                   ------------    ------------
       Total General and Administrative Expenses      5,573,279       2,928,855
                                                   ------------    ------------


LOSS FROM OPERATIONS                                 (3,238,193)     (2,494,558)





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For The Years Ended
                                                                  MARCH 31,
                                                     ---------------------------
                                                         2000            1999
                                                     -------------  ------------
OTHER INCOME (EXPENSES)
    Interest Income                                       92,497         35,030
    Interest Expense                                    (252,231)       (78,360)
    Loss From Foreign Currency                          (128,503)      (403,228)
    Loss on Investments                                  (42,922)          --
    Gain from Sale of Subsidiary                          13,436           --
    Other Income (Expenses), net                          12,499        195,233
                                                     -----------    -----------

       Total Other Income (Expenses)                    (305,224)      (251,325)
                                                     -----------    -----------

LOSS BEFORE MINORITY INTEREST                         (3,543,417)    (2,745,883)

MINORITY INTEREST                                          4,564         74,468
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                              (3,538,853)    (2,671,415)

INCOME TAXES                                                --             --
                                                     -----------    -----------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                   (3,538,853)    (2,671,415)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  net of Income Tax                                     (106,547)          --
                                                     -----------    -----------

NET LOSS                                             $(3,645,400)   $(2,671,415)
                                                     ===========    ===========

LOSS PER COMMON SHARE - Basic and Diluted
    Before Cumulative Effect of Accounting Change    $     (1.25)   $     (1.80)
    Cumulative Effect of Accounting Change was per
      Common Share                                          (.03)          --
                                                     -----------    -----------
                                                     $     (1.28)   $     (1.80)
                                                     ===========    ===========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                          For The Years Ended
                                                                MARCH 31,
                                                     ---------------------------
                                                       2000             1999
                                                     ------------   ------------
COMPREHENSIVE LOSS
        Net Loss                                     $(3,645,400)   $(2,671,415)

       Foreign Currency Translation Adjustment           358,482        508,610
                                                     -----------    -----------

COMPREHENSIVE LOSS                                   $(3,286,918)   $(2,162,805)
                                                     ===========    ===========












               The accompanying notes are an integral part of the
                       consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                                                       ADDITIONAL
                                           COMMON STOCK                 PAID-IN          TREASURY     ACCUMULATED
                                    ---------------------------
                                      SHARES          AMOUNT            CAPITAL          STOCK         DEFICIT
                                    -----------     ----------        -----------     -----------   -------------


Balance at March 31, 1998            1,303,154   $         13       $  7,925,628   $       --      $ (4,551,224)

Net Loss - For the Year Ended
 March 31, 1999                           --             --             --                 --        (2,671,415)

Issuance of Common Stock               408,036              3            816,069           --              --

Offering Costs                            --             --              (73,913)          --

Treasury Stock                            --             --             --                (300,000)

Cumulative Foreign Currency
 Translation Adjustment                   --             --             --                 --              --

Minority Interest                         --             --             --                 --              --

                                    ----------   ------------   ------------      ----------------  -----------
Balance at March 31, 1999            1,711,190             16      8,667,784              (300,000)  (7,222,639)

Net Loss For The Year Ended
 March 31, 2000                           --             --             --                 --        (3,645,400)

Issuance of Common Stock             2,137,109             22      5,705,713               --              --

Cumulative Foreign Currency
 Translation Adjustment                   --             --             --                 --              --


Minority Interest                         --             --             --                 --              --


Balance at March 31, 2000            3,848,299   $         38   $ 14,373,497       $   (300,000)   $(10,868,039)
                                                                ============       ============    ============


                                   FOREIGN                           Total
                                  CURRENCY            Minority    Stockholders'

                                  ADJUSTMENT          INTEREST         EQUITY
                                  ------------      ------------     ----------



Balance at March 31, 1998         $(142,872)      $       --      $  3,231,545

Net Loss - For the Year Ended
 March 31, 1999                           --              --        (2,671,415)

Issuance of Common Stock                  --              --           816,072

Offering Costs                            --              --           (73,913)

Treasury Stock                            --              --          (300,000)

Cumulative Foreign Currency
 Translation Adjustment                508,610            --           508,610

Minority Interest                         --             6,409           6,409

                                  ------------    ------------    ------------

Balance at March 31, 1999              365,738           6,409       1,517,308

Net Loss For The Year Ended
 March 31, 2000                           --              --        (3,645,400)

Issuance of Common Stock                  --              --         5,705,735

Cumulative Foreign Currency
 Translation Adjustment                358,482            --           358,482


Minority Interest                         --            (6,409)         (6,409)

                                  ------------    ------------    ------------

Balance at March 31, 2000         $    724,220    $       --      $  3,929,716
                                  ============    ============    ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Years Ended
                                                                     MARCH 31,
                                                          ----------------------------
                                                               2000            1999
                                                          --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $(3,645,400)   $(2,671,415)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Cumulative Effect of an Accounting Change               107,900           --
       Gain on Sale of Subsidiary                              (13,436)          --
       Increase in Bad Debt                                    121,932           --
       Depreciation and Amortization                         1,754,122      1,173,645
    Changes in Certain Assets and Liabilities:
       Increase in Accounts Receivable                        (164,258)      (836,644)
       Increase in Other Receivables                              --         (225,390)
       Increase in Due From Related Parties                   (190,076)          --
       Increase in Prepaid License Costs                       (20,590)          --
       (Increase) Decrease in Prepaid Expenses and
        Other Current Assets                                    93,375        (44,684)
       (Increase) Decrease in Inventory                        297,363       (621,774)
       Increase in Organization Costs                             --         (134,124)
       (Increase) Decrease in Other Assets                     177,365       (128,535)
       Increase in Deferred Revenue                            189,308           --
       Increase in Accounts Payable and Accrued Expenses       628,066      2,548,871
       Increase in Due to Related Party                         10,627         14,885
                                                           -----------    -----------
Total Cash Used by Operating Activities                       (653,702)      (925,165)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment, net                   (428,614)    (1,242,617)
    Increase in Product License Costs                         (268,020)          --
                                                           -----------    -----------
Total Cash Used by Investing Activities                       (696,634)    (1,242,617)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Increase) Decrease in Restricted Cash                     321,916       (347,913)
    (Increase) Decrease in Bank Overdraft                     (495,663)       686,867
    Increase in Loans Payable                                  161,453        441,236
    Increase in Capital Lease Obligation, net                  256,988        162,311
    Contribution to Capital                                    421,822        816,072
    Offering Costs                                              73,913        (73,913)
    Minority Interest                                           (6,403)         6,571
                                                           -----------    -----------
Total Cash Provided By Financing Activities                    734,026      1,691,231
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                242,965        516,307
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (373,345)        39,756

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  402,925        363,169
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $    29,580    $   402,925
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $   123,000    $    66,000
                                                           ===========    ===========
    Income Taxes                                           $      --      $      --
                                                           ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999




NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended March 31, 2000:

    On July 5, 1999, the Company sold its 100% investment in Multicom (see note
    6a).

    On November 15, 1999, the Company acquired 51% of Music Line AG's common stock for 1,750,000 shares of the Company's common stock and the assignment of approximately $789,000 of accounts receivable (see Note 6c).

Year Ended March 31, 1999:

    The Company received 23,077 shares of its common stock as consideration for payment of a $300,000 receivable due from a former officer of the Company. The common stock is recorded as treasury stock as of March 31, 1999 (see
    Note 17).













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) BASIS OF PRESENTATION The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included.

          The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. (the "Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

          1) Starfon Telecom Services AG, ("Starfon"), incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

          2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Starfon);

          3) Multicom NV ("Multicom"), incorporated under the laws of Belgium (owned 100% by UTG Belgium) (see Note 6 for disposition);

          4) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);

          5) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by Starfon) (see Note
               6);

          6) Starpoint Card Services LTD, ("Starpoint"), incorporated under the laws of the United Kingdom on November 18, 1998 (owned 51% by Telelines);

          7) Star Global LTD, ("Star Global"), incorporated under the laws of Jersey, Channel Islands on November 24, 1998 (owned 100% by Telelines);

          8) Music Line AG ("Musicline"), incorporated under the laws of Switzerland on July 16, 1998, owned 51% by the Company (see Note 6 for Acquisitions);

          9) SSC Selected Sound Carrier AG, ("SSC"), incorporated under the laws of Switzerland on July 1, 1998 (owned 100% by Musicline) (see Note 6 for acquisition); and

          10) JM Sontel AG, ("JM"), incorporated under the laws of Switzerland on December 12, 1991 (owned 100% by Musicline) (see Note 6 for Acquisitions).


               All significant intercompany accounts and transactions have been eliminated in consolidation.






                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b) LINE OF BUSINESS The Company is a switch-based provider of private voice, fax and data management telecommunication services throughout Europe and is engaged in the resale of international telecom services in the United Kingdom.

          The Company is also engaged in the sale and distribution of music compact discs ("CDs") and other music to wholesale and retail customers throughout Europe.

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

          Revenue from the sale of CDs is recognized at the time of shipment.

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

     g)   INVENTORY
          Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     h)   PREPAID LICENSE COSTS
          Prepaid license costs are recorded at cost as of the date of purchase. These costs represent various expenses related to the production of the CDs. These costs are expensed in relation to volume of sales, usually over a period of one year.

     i)   PROPERTY AND EQUIPMENT
          Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)   ORGANIZATION COSTS
          Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs were capitalized and amortized over a period of five years.

          As of April 1, 1999, these costs totaling $106,547 were expensed per Statement of Position No. 98-5, "Accounting for Start-Up Costs".

     k)   GOODWILL
          Goodwill represents the cost in excess of the fair market value of the Company's acquisitions. Amortization is being computed using the straight-line method over a period of fifteen years.

     l)   CUSTOMER LISTS
          Customer lists represents the cost of the acquisition of subscriber names at their fair market value. Amortization is being computed using the straight-line method over a period of three years.

     m)   PRODUCT LICENSE COSTS
          Product license costs are recorded at cost as of the date of purchase. These costs represent various royalty, production and license fees the Company must pay to utilize the licensed and copyrighted compositions. Amortization is computed using the straight-line method over a period of one to three years.

     n)   DEFERRED REVENUE
          Deferred revenue represents advanced billings on sales not shipped.

     o)   BANK OVERDRAFT
          The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

     p)   OFFERING COSTS
          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

     q)   ADVERTISING COSTS
          Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended March 31, 2000 and 1999, advertising expense amounted to $150,992 and $57,047, respectively.





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     r)   TRANSLATION OF FOREIGN CURRENCY
          The Company translates the foreign currency financial statements of its Swiss, Belgian and United Kingdom subsidiaries, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

     s)   INCOME TAXES
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

     t)   FAIR VALUE OF FINANCIAL INSTRUMENTS
          The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

     u)   LONG-LIVED ASSETS
          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

     v)   STOCK-BASED COMPENSATION
          SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     w)   EARNINGS PER SHARE
          SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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

                                                         AS OF MARCH 31,
                                                 ------------------------------
                                                      2000              1999
                                                 ------------       -----------

          Basic EPS                                2,840,188          1,485,529
                                                  ==========          =========
          Diluted EPS                              2,840,188          1,485,529
                                                  ==========          =========

     x)   COMPREHENSIVE INCOME
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2000 and 1999, the Company has items that represent comprehensive income, therefore, has included a statement of comprehensive income.

     y)   SEGMENT INFORMATION
          SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", changes the way public companies report information about segments. SFAS No. 131 is based on the selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue.

     z)   COMPUTER SOFTWARE COSTS
          Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     aa)  RECLASSIFICATION
          As of March 31, 1999, certain prior year amounts have been reclassified to conform with current presentation.

     bb)  IMPACT OF YEAR 2000 ISSUE
          During the year ended March 31, 2000, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions in 1999. Costs associated with becoming Year 2000 compliant were not material. At this time, the company cannot determine the impact the Year 2000 will have on its key customer or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

     cc)  RECENT ACCOUNTING PRONOUNCEMENTS
          SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of March 31, 2000 or 1999.

          In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

          Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 2 -  RESTRICTED CASH

          Restricted cash represented a call money account that was pledged against the 1,600,000 Swiss franc bank overdraft account with Credit Suisse Bank. Restricted cash totaled $336,293 as of March 31, 1999 (see Note 8a). As of March 31, 2000, this call money account was not required.

NOTE 3 -  INVENTORY

          Inventory consists of the following:


                                                     AS OF MARCH 31,
                                              -------------------------------
                                                  2000               1999
                                              -----------         ---------

             Calling Cards                    $   406,859         $ 606,140
             Compact Discs                        862,307              --
                                              -----------         ---------
                                              $ 1,269,166         $ 606,140
                                              ===========         =========

NOTE 4 -  DUE FROM RELATED PARTIES
                                                       AS OF MARCH 31,
                                             --------------------------------
                                                  2000               1999
                                             ------------        ------------

             a) Meditercasa AG               $     75,042    $         --
             b) Berger Music AG                     3,347              --
             c) Multicom                          259,413              --
                                             ------------   -----------------
                                             $    337,802    $         --
                                             ============    ================

          a) Meditercasa AG is a company owned by a minority shareholder of Musicline, a subsidiary of the Company.
          b) Berger Music AG is a 49% equity investment of the Company's subsidiary Musicline (see Note 7).
          c) Multicom was a subsidiary of the Company sold on July 5, 1999 (see Note 6).


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 5 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:
                                                                 MARCH 31,
                                                     ---------------------------
                                                             2000       1999
                                                       ------------ ------------

          Telecommunications Equipment               $ 3,973,483    $ 3,386,767
          Computer Equipment and Software                150,303      1,036,749
          Furniture and Fixtures                         269,651        314,812
          Auto                                            41,362              -
                                                     -----------    -----------
                                                       4,434,799      4,738,328
          Less: Accumulated Depreciation              (2,929,618)   ( 2,158,682)
                                                     ------------   -----------
                                                     $ 1,505,181    $ 2,579,646
                                                     ===========    ===========

          Depreciation expense for the year ended March 31, 2000 and 1999 was approximately $1,393,832 and $908,000, respectively.

NOTE 6 -      ACQUISITIONS/DISPOSITIONS

     a) On April 2, 1997, UTG Belgium acquired a 100% ownership in Multicom, an existing telecommunications company operating in the areas of direct and indirect dial, for 11,101,043 Belgium Francs or approximately $317,000.

     On July 5, 1999, the Company sold its 100% investment in Multicom Communications NV to an unaffiliated Liechtenstein investor for BEF 24,900 or approximately $600, to streamline the activities of UTG Belgium. This resulted in a gain to the Company of BEF 538,000 or approximately $135,000 on the sale of its subsidiary.

     b) On November 15, 1998, the Company entered into a joint venture with 8 individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its 8 distribution partners formed StarPoint Card Services LTD, located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. In exchange for their 49% interest, the 8 distributors contributed their existing businesses and customer bases to StarPoint and agreed to work exclusively for StarPoint for a minimum of 24 months. UTG contributed cash in the amount of GBP 51,000 to the joint venture. Under the joint venture agreement, UTG has a three-year call option to acquire its partners' 49% interest for cash and/or UTG common stock. The exercise price equals the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 6 -      ACQUISITIONS/DISPOSITIONS (Continued)

     c) On November 15, 1999, the Company acquired a majority of the capital stock of Musicline. Pursuant to a Stock Purchase Agreement, dated August 9, 1999 between the Company and Ueli Ernst, the Company's Chairman and Chief Executive Officer, in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivable account in the principal amount of approximately $790,000, and, an additional 350,000 shares of the Company's common stock if Musicline's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001. At a stockholders meeting held on October 22, 1999, the Company's stockholders, other than Mr. Ernst, or persons affiliated or associated with him, approved such stock purchase agreement by an affirmative vote of more than two-thirds of the shares of common stock held by such stockholders. The closing of this transaction occurred on November 15, 1999.

     d) On December 31, 1999, the Company transferred its 100% investment in Telelines to it's 100% owned subsidiary Starfon at the Company's carrying value.

NOTE 7 -  EQUITY INVESTMENT

          The Company's subsidiary, Musicline, has a 49% equity investment in Berger Music AG. This investment totaled 33,333 Swiss Francs or $20,016 as of March 31, 2000. Berger's operations were immaterial for the year ended March 31, 2000.

NOTE 8 -  BANK OVERDRAFT

          Bank overdrafts represent the following:


                                                             MARCH 31,
                                                  ------------------------------
                                                        2000          1999
                                                  -------------   ------------

          a)  Credit Suisse - Starfon             $  598,034      $    663,925
          b)  Credit Suisse - JM Sontel              488,741                 -
          c)  Credit Suisse - SSC                    379,794                 -
          d)  Barclays Bank - Starfon                210,894                 -
               Other                                  18,685                 -
                                                 ----------       ------------
                                                 $ 1,696,148      $    663,925
                                                 ===========      ============







                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 8 -      BANK OVERDRAFT (Continued)

     a) Starfon has a bank overdraft with Credit Suisse, totaling 994,479 Swiss Francs, or $598,034 and 987,124 Swiss Francs, or $663,925 as of March 31, 2000 and 1999, respectively. The overdraft is drawn on a credit line of up to 1,600,000 Swiss Francs or approximately $960,000 and bears interest at 5.375% and 5.5% per annum as of March 31, 2000 and 1999, respectively. An intercompany receivable from UTG Communications International, Inc. of up to 3,000,000 Swiss Francs is collateral for this credit line.

     b) JM Sontel has a bank overdraft totaling 813,900 Swiss Francs or approximately $488,741 with Credit Suisse. This overdraft is drawn on a credit line of 900,000 Swiss Francs or approximately $540,443 and bears interest at 5.25% per annum.

     c) SSC has a bank overdraft of 632,472 Swiss Francs or approximately $379,794 with Credit Suisse. The overdraft is drawn on a credit line of 800,000 Swiss Francs or approximately $480,394 and bears interest at 5.25% per annum.

     d) Starpoint, a subsidiary in Great Britain, has a bank overdraft with Barclays Bank totaling $210,894. This overdraft is drawn on a line of credit of 150,000 British Pounds or approximately $238,700 and bears interest at 8% per annum.

NOTE 9 -      DUE TO RELATED PARTIES

          Due to related party as of March 31, 2000 and 1999 consisted of the following:



                                                              MARCH 31,
                                                   --------------------------
                                                         2000       1999
                                                   ------------- ------------

          a) Interfinance Ltd.                     $    450,369$            -
          b) Point Classics SA                           67,342             -
          c) Peter Holmes                                14,320        14,516
          d) Loan Payable - Ernst Treuhandis             14,929             -
          e) Loan Payable - Ueli Ernst                   40,865             -
          f) Loan Payable - Steinhalden AG               10,705             -
          g) Loan Payable - Union Holding AG             60,049             -
          h) Loan Payable - Mira Music                  150,123             -
                                                  -------------  ------------
                 Total                            $     808,702  $     14,516
                                                  =============  ============





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 9 -  DUE TO RELATED PARTIES (Continued)

          a) Interfinance is owned by the majority shareholder of UTG.
          b) Point Classics SA is a former subsidiary of Musicline.
          c) Represents an advance to a director of the Company's subsidiary Starpoint.
          d) Ernst Teuhandis is owned by the majority shareholder of the Company.
          e) Ueli Ernst is the majority shareholder of the Company.
          f) A company owned by the majority shareholder of the Company.
             This money is due for rent of certain premises in Zurich.
          g) A company owned by the majority shareholder of the Company.
          h) Mira Music is a company owned by a minority shareholder of Musicline, a subsidiary of the Company.

NOTE 10 - LOANS PAYABLE
                                                     AS OF MARCH 31,
                                               ------------------------------
                                                  2000               1999
                                               ----------        ------------

          a) Blacksea Inv. Ltd.                $  200,000          $  200,000
          b) Blacksea Inv. Ltd.                   171,250             171,250
          c) Gutknecht                            208,281                   -
          d) Unrelated Party                            -              67,649
             Other                                  2,702                   -
                                               ----------         -----------
                                                  582,233             438,899
                 Less short-term                 (210,983)            (67,649)
                                               ----------         -----------
             Long-term Loans Payable           $  371,250          $  371,250
                                               ==========          ==========

     a) A $200,000 loan from Blacksea Inv. Ltd. ("Blacksea") dated August 13, 1998, payable June 30, 2003. The loan bears an interest rate of 8% per annum and is payable on June 30, each year.

     b) A 250,000 Swiss franc or $171,250 loan from Blacksea dated August 13, 1998, payable June 30, 2003. The loan bears an interest rate of 5% per annum and is payable on June 30, each year.

          As additional consideration to the above loans, the Company agreed to issue to Blacksea the following 3 year warrants which will entitle Blacksea to purchase, validly issued and non-assessable shares of the Company's, $.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrant Shares.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 10 -LOANS PAYABLE (Continued)

          3,000 warrants at a strike price of $30 3,000 warrants at a strike price of $50 3,000 warrants at a strike price of 45 Swiss francs 3,000 warrants at a strike price of 75 Swiss francs

          Blacksea has a further option to increase the loans by the same amounts as above, under the same conditions. This additional option must be executed in writing before January 31, 1999 and is also payable within this time. As of March 31, 2000 and 1999, this option had not been executed.

     c) The Company has a 346,850 Swiss Franc or $208,284 draft payable to an unrelated party. The draft is due July 17, 2000 and bears no interest.

     d) A 100,000 Swiss franc or $67,649 loan from an unrelated party, payable on demand. The loan bears an interest rate of 5% per annum.

NOTE 11 - INCOME TAXES

          The components of the provision for income taxes is as follows:

          Current Tax Expense
             U.S. Federal                                      $        -
             State and Local                                            -
                                                               ----------
          Total Current                                                 -
                                                               ----------

          Deferred Tax Expense
             U.S. Federal                                      $        -
             State and Local                                            -
                                                               ----------
          Total Deferred                                                -
                                                               ----------

          Total Tax Provision from Continuing
           Operations                                          $        -
                                                               ==========











                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 11 - INCOME TAXES (Continued)

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                                       (34.0)%
          Deferred Tax Charge (Credit)                                   -
          Effect on Valuation Allowance                                  34.0%
          State Income Tax, Net of Federal Benefit                          -
                                                                   ----------
          Effective Income Tax Rate                                       0.0%
                                                                   ==========

          At March 31, 2000 and 1999, the Company had net carryforward losses of approximately $10,686,000 and $7,223,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                        AS OF MARCH 31,
                                                --------------------------
                                                     2000         1999
                                                ------------   -----------
          Deferred Tax Assets
          Loss Carryforwards                      $3,695,120    $2,456,000

          Less:  Valuation Allowance             ( 3,695,120)   (2,456,000)
                                                ------------   -----------
          Net Deferred Tax Assets               $          -   $        -
                                                ============   ===========

          Net operating loss carryforwards expire starting in 2011 through 2015. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     a) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $50,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

     b) On June 30, 1997, the Company entered into an employment agreement with Keith Rhea to serve as Chief Operating Officer of the Company and a member of the Board of Directors and a consulting agreement with Telepath, Ltd., a company believed to be affiliated with Mr. Keith Rhea. The terms of the agreements were for three years beginning on July 7, 1997 for an annual base salary of $100,000 and an annual consulting fee of $80,000. The Company also issued non-transferable stock options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1 per share. The options expire after 5 years and shall fully vest within 2 1/2 years. As of March 31, 1999 Mr. Rhea was no longer with the Company.

     c) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:


                                             Operating           Capital
                                              LEASES              LEASES
                                             ----------        ----------------
          2001                               $  163,796         $   293,618
          2002                                  167,320             212,248
          2003                                  167,320             118,256
          2004                                  150,495              24,860
          2005 and thereafter                    72,059               3,234
                                             ----------        ------------
                Total Minimum Lease Payments $  720,990             652,216
                                             ==========
          Less: Amounts Representing Interest                       (51,585)
                                                               ------------
          Present Value of Future Minimum
           Lease Payments                                           600,631
          Less: Current Maturities                                 (213,661)
                                                                -----------
                Total                                           $   386,970
                                                                ===========

          Rent expense under operating leases for the year ended March 31, 2000 and 1999 was $245,547 and $85,645, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

          On January 10, 1998, the Company's Board of Directors authorized the issuance of an additional 40,000,000 shares of common stock at $.0001 par value bringing the total authorized common shares to 60,000,000. The Board also authorized the issuance of 10,000,000 preferred shares at $.01 par value. At the same time, a reverse split of one-for-thirteen shares was authorized to shareholders of record on March 24, 1998. Shareholders' equity has been restated to give retroactive recognition to the reverse stock split by reclassifying from common stock to additional capital the reduced par value arising from the reverse split.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          On August 22, 1999, in connection with the Company's reverse stock split of March 23, 1998, the Company issued 201,341 shares of common stock as a stock dividend (see Note 14).

          During the fiscal years ended March 31, 2000 and 1999, respectively, an investor exercised warrants to purchase 185,768 and 408,036 shares of common stock for net proceeds of $495,733 and $791,590, respectively.

          On November 15, 1999, in connection with the acquisition of Musicline, the Company issued 1,750,000 shares of its common stock

NOTE 14 - STOCK WARRANTS

     a) As consideration for the loans received from Blacksea, (see Note 10), the Company agreed to issue to Blacksea the following 3 year warrants which will entitle Blacksea to purchase, validly issued and non-assessable shares of the Company's, $.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrant Shares.

          3,000 warrants at a strike price of $30
          3,000 warrants at a strike price of $50
          3,000 warrants at a strike price of 45 Swiss francs
          3,000 warrants at a strike price of 75 Swiss francs

          As of March 31, 2000 and 1999, the strike price of the warrants exceeded the trading price of the Company's common stock. As of March 31, 2000 and 1999, the warrants have not been exercised.

     b) On March 23, 1998, the Company issued 250,000 shares of restricted Common Stock (post-reverse split) at a purchase price of $2.00 per share. For each share of restricted Common Stock purchased, the subscriber received three warrants, each to purchase one share of restricted Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five year from date of issuance. During the year ending March 31, 1999, the Company issued 408,036 shares of restricted Common Stock to the subscriber which entitled the subscriber to receive an additional three warrants, each to purchase one share of restricted Common Stock at $2.00, $3.00 and $4.50, respectively.

     c) On August 22, 1999, in connection with the issuance of 201,341 shares of common stock and the Company's reverse stock split, effective March 23, 1998, the Company issued 1,103,625 common stock purchase warrants at an exercise price of $15.00 per share and an expiration date of August 22, 2003 (See Note 13).


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 15 - STOCK OPTIONS

     a) In connection with a subscription agreement dated January 15, 1997, the Company granted Interfinance Investment Company ("IIC") an option to purchase up to an additional 92,308 shares as adjusted by reverse, shares of common stock at $26.00 per share for a two year period. These options expired unexercised as of January 15, 1999.

     b) On June 25, 1997, the Company granted to Mr. Allen Howe, an employee, a nonqualified stock options to purchase up to 13,846 shares, as adjusted by reverse split at an exercise price of $13.00 per share. The option vests in equal installments on July 1, 1997, July 1, 1998 and July 1, 1999. The option is exercisable as to any vested portion during the 12-month period commencing on July 1, 1999. If Mr. Howe remains employed by the Company through July 1, 1999, the Company agreed to pay Mr. Howe a cash bonus, which can only be used to satisfy payment of the exercise price. As of March 31, 1999, Mr. Howe was no longer with the Company. The vested portion of his options as of March 31, 2000 equaled 4,615. The remainder of the options expired unvested upon termination from the Company.

     c) On July 1, 1999 The Company granted options to purchase shares of common stock to four employees. Three options are for 10,000 shares, one option for 8,000 shares, at an exercise price of $5.00. The options vest immediately and expire June 30, 2004.

     d) In 1999, the Company granted options to purchase shares of common stock to two outside consultants. Each option is for 25, 000 shares at an exercise price of $5.00 per share. The options vest on November 1, 1999 and expire on October 31, 2004.


          Plan and non-plan stock option activity is summarized as follows:



                                                              MARCH 31,
                                                      --------------------------

                                                          2000             1999
                                                      -----------     ----------

          Outstanding at beginning of period                1,800             -

          Options granted at an exercise price of
           $1.00 per share                                      -         1,800

          Options granted at an exercise price of
           $5.00 per share                                207,000             -
                                                        ---------    -----------


          Outstanding at end of period                    208,800         1,800
                                                        =========     ==========

          Exercisable at end of period                    208,800           800
                                                        =========    ===========

          Weighted average exercise price of
           options outstanding                       $       4.80     $    1.00
                                                     ============     ==========

          Weighted average remaining contractual
            life of options outstanding                 57 months     15 months

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 15 - STOCK OPTIONS (Continued)

          The Company accounts for its stock option transactions under the provisions of APB No. 25. The following proforma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each option granted during the period ended March 31, 2000 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%, life of options of 3-5 years, volatility of 50% and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the period ending March 31, 2000 was $2.26.

          The Company's proforma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                             YEAR ENDED MARCH 31,
                                     --------------------------------
                                          2000               1999
                                     ------------        ------------
          Net Loss                   $(3,854,200)         $(2,673,216)
                                     ===========          ===========
          Net Loss Per Share              $(1.36)              $(1.80)
                                     ===========          ===========

NOTE 16 - MINORITY INTEREST

          Minority interest represents the following:

     a) a 49% share of the common equity of the Company's subsidiary StarPoint as of March 31, 2000 and 1999 (see Note 5b); and

     b) a 49% share of the common equity of the Company's subsidiary Musicline as of March 31, 2000 (see Note 5c). Minority interest totaled $-0- as of March 31, 2000 due to excess losses over the minority investment in Musicline.

NOTE 17 - TREASURY STOCK

          Treasury stock represented 23,077 shares of the Company's common stock received as consideration for payment of a $300,000 receivable due from a former officer of the Company as of March 31, 2000 and 1999.







                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 18 - FOREIGN OPERATIONS

          As described in Note 1b, substantially all of The Company's operations take place throughout Europe and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.

NOTE 19 - SEGMENT INFORMATION

          During the years ended March 31, 2000 and 1999, the Company operated in three principal industries:

     a) A switch-based provider of private voice; fax and data management telecommunication services throughout Europe;

     b)   the resale of international telecom services in the United Kingdom;
          and

     c) the sale and distribution of CDs and other music to wholesale and retail customers in Europe.

          Loss from operations is net sales less cost of sales, selling and technical expenses and general and administrative expenses. Total assets consist of Selling Minutes assets which are located in Belgium and Switzerland, Calling Card assets which are located in the United Kingdom and CDs which are located in Switzerland. Corporate assets are immaterial.

          UTG Communications International, Inc. and Subsidiaries:


                                                       AS OF MARCH 31,
                                                 ---------------------------
                                                      2000          1999
                                                 -----------    ------------
          Net Sales:
              Selling Minutes                    $ 4,195,048    $ 3,008,387
              Calling Cards                        8,782,933      2,391,869
              Music                                2,588,232              -
              Corporate                                    -               -
                                                 ---------------------------
                   Total revenue                 $15,566,213    $ 5,400,256
                                                 ===========    ===========

          Cost of Sales:
              Selling Minutes                    $ 2,777,897    $ 2,017,837
              Calling Cards                        7,995,261      2,219,849
              Music                                2,122,422              -
              Corporate                                   -                -
                                                 ---------------------------
                   Total Cost of Sales           $12,895,580    $ 4,237,686
                                                 ===========    ===========


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 19 - SEGMENT INFORMATION (Continued)

                                                           AS OF MARCH 31,
                                                  ------------------------------
                                                       2000                1999
                                                  --------------       ---------
          Selling and Technical:
              Selling Minutes                     $   317,285      $          -
              Calling Cards                             1,550           728,273
              Music                                    16,712                 -
              Corporate                                  -                    -
                                                  -----------      -------------
                   Total Selling and Technical    $   335,457      $    728,273
                                                  ===========      ============

          Income from Operations Before
            General and Administrative:
              Selling Minutes                     $ 1,099,866      $    990,550
              Calling Cards                           786,122          (556,253)
              Music                                   449,098                 -
              Corporate                                     -                 -
                                                  -----------      ------------
           Income from Operations Before
             General and Administrative           $ 2,335,086      $    434,297
                                                  ===========      ============

          General and Administrative:
              Selling Minutes                     $ 3,305,401      $  2,094,200
              Calling Cards                         1,341,528           323,995
              Music                                   449,477                 -
              Corporate                               476,873           510,660
                                                  -----------       -----------
          Total General and Administrative        $ 5,573,279      $  2,928,855
                                                  ===========      ============

          Loss from Operations:
              Selling Minutes                     $(2,205,535)      $(1,103,650)
              Calling Card                           (555,406)         (880,248)
              Music                                      (379)                -
              Corporate                              (476,873)         (510,660)
                                                 ------------      -------------
          Loss from Operations                   $ (3,238,193)      $(2,494,558)
                                                 ============       ============

          Identifiable Assets:
              Selling Minutes                    $  1,910,698       $  2,604,505
              Calling Cards                         1,430,824          1,342,250
              Music                                 4,252,335                  -
              Corporate                             6,628,674          3,251,360
                                                 ------------       ------------
                   Total Assets                  $ 14,222,531       $  7,198,115
                                                 ============       ============


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 19 - SEGMENT INFORMATION (Continued)
                                                           AS OF MARCH 31,
                                                    ---------------------------
                                                          2000           1999
                                                    -------------    ----------
          Depreciation and Amortization Expense:
              Selling Minutes                       $  1,436,883    $ 1,166,671
              Calling Cards                               36,070          6,974
              Music                                      130,162              -
              Corporate                                  151,006              -
                                                    ------------    -----------
                   Total Depreciation and
                     Amortization Expense           $  1,754,121    $ 1,173,645
                                                    ============    ===========

NOTE 20 - FINANCIAL CONDITION

          As of March 31, 2000, the Company had a working capital deficit of $4,144,974 and an accumulated deficit of $10,868,039. As of March 31, 1999, the Company had a working capital deficit of $1,380,693 and an accumulated deficit of $7,222,639. The Company's loss from operation for the years ended March 31, 2000 and 1999 were $3,645,400 and $2,671,415, respectively. Based upon the Company's plan of operation, the Company estimates that existing resources, and additional equity financing, together with funds generated from operations will be sufficient to fund the Company's working capital.Management believes that with the equity financing agreements it has in place that it has capital to fund current operations. (See note 22)

NOTE 21 - PROFORMA INFORMATION

          The Unaudited Proforma Consolidated Statement of Operations of the Company for the fiscal year ended March 31, 2000 have been prepared to illustrate the estimated effect of the Musicline AG Acquisition for the entire fiscal year. The Proforma Consolidated Statement of Operations does not reflect any anticipated cost savings from the Acquisition, or any synergies that are anticipated to result from the Acquisition, and there can be no assurance that any such cost savings or synergies will occur. The Proforma Statement of Operations gives proforma effect to the Musicline AG Acquisition as if it had occurred on April 1, 1998. The Proforma Financial Statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such Acquisition been obtained in the future.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 21 - PROFORMA INFORMATION (Continued)

                                                                          PROFORMA
                                          UTG           * MUSICLINE       COMBINED

Net Sales                              $ 15,566,213    $  5,266,898    $ 20,833,111
Cost of Sales                            12,895,580       4,132,337      17,027,917
                                       ------------    ------------    ------------
Gross Profit                              2,670,633       1,134,561       3,805,194
Selling and Technical Expenses              335,547         651,289         986,836
                                       ------------    ------------    ------------
Income from Operations Before
 General and Administrative Expenses      2,335,086         483,272       2,818,358
General and Administrative Expense        5,573,279         638,370       6,211,649
                                       ------------    ------------    ------------
Loss from Operations                     (3,238,193)       (155,098)     (3,393,291)
Other Loss                                 (305,224)        (76,781)       (382,005)
                                       ------------    ------------    ------------
Loss Before Minority Interest            (3,543,417)       (231,879)     (3,775,296)
Minority Interest                             4,564            --             4,564
Loss Before Cumulative Effect             3,539,853            --         3,770,732
Cumulative Effect                          (106,547)           --          (106,547)
                                       ------------    ------------    ------------
Net Loss                               $ (3,645,400)   $   (231,879)   $ (3,877,579)
                                       ============    ============    ============



          * Musicline results of operations from April 1, 1999 to the date of acquisition.

NOTE 22 - SUBSEQUENT EVENTS

          On June 2, 2000, the Company's subsidiary J.M. Sontel AG, entered into a five-year lease agreement beginning July 1, 2000 for office and showroom space in Rotkreuz, Switzerland, at a yearly rental of approximately $72,000 per year.

          During May 2000, pursuant to the March 23, 1998 reverse-stock-split of the Company's restricted Common Stock, a shareholder executed 33,806 warrants at a price of $2.00 per share and 144,796 warrants at a price of $3.00 per share for a total of $1,110,000 less a 3% offering cost, or $33,300.

          Subsequent to March 31, 2000, the Company has received an additional commitment of $5,500,000 of equity financing.











