Form 10QSB
period 2000-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2000-08-21
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC



                          FILING TYPE:  10QSB
                          DESCRIPTION: QUARTERLY REPORT
                          FILING DATE:  AUG 14, 2000
                          PERIOD END:  JUN  30, 2000


            PRIMARY EXCHANGE: OVER THE COUNTER INCLUDES OTC AND OTCBB
            TICKER:           UTGC

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At of June 30, 2000, there were 4,404,014 shares of Common Stock, par value $.00001 per share, outstanding.

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




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                          June 30,         March 31,
ASSETS                                                      2000              2000
                                                         ------------    ------------

CURRENT ASSETS
Cash and Cash Equivalents                                $    353,625    $     29,580
Restricted Cash                                                 2,398              --
Accounts Receivable, net of Allowance for doubtful
   Accounts of $309,811 and $372,314                        2,639,659       2,825,312
Inventory                                                     973,435       1,269,166
Other Receivables                                                  --              --
Due from related Parties                                     3,885,443        337,802
Prepaid License Costs                                              --         649,724
Prepaid Expenses and Other Current Assets                     791,724         278,034

                                                         ------------    ------------
TOTAL CURRENT ASSETS                                        9,007,590       5,389,622

Property and Equipment, at cost, net of accumulated
  depreciation of $2,830,241 and $2,158,682                 1,313,253       1,505,181

Investments                                                                                 20,016

Organization Costs, at cost, net of accumulated
  amortization of $108,953 and $36,160                            597              --

Goodwill, at cost, net of accumulated amortization
  of $56,071 and $45,925                                    5,889,224       6,379,160

Customer Lists, at costs, net of accumulated
  amortization of $432,093 and $291,534                       201,717         356,352

Product License Costs, net of accumulated
  amortisation of $.. and $                                                   535,191
                                                                   --              --

Other Assets                                                   34,121          37,010
                                                         ------------    ------------
TOTAL ASSETS                                             $ 18,210,694    $ 14,222,532
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank Overdraft                                           $   (854,049)   $  1,696,148
Accounts Payable and Accrued Expenses                      (6,828,389)      6,428,538
Due to Related Party                                       (3,191,116)        808,702
Loans Payable                                                (667,975)        210,983
Capital Lease Obligation, Current                             219,043         213,661
Deferred Revenue                                                              176,564
                                                          ------------    ------------
Total Current Liabilities                                   8,589,850       9,534,596

Loans payable                                                                 371,250

Capital Lease Obligation, Long-Term                         1,120,377         386,970


                                                         ------------    ------------
TOTAL LIABILITIES                                         (13,467,520)     10,292,816
                                                         ------------    ------------

Commitments and Contigencies                                      --               --
STOCKHOLDERS' EQUITY
  Preferred stock - $.091 par value, authorized
  10,000,000 shares; none issued and outstanding                  --               --

  Common Stock - $.00001 par Value, authorized
  60,000,000 shares; 4,404,014 and 3,848,299
  issued and outstanding                                     (494,482)             38

Additional Paid-in Capital                                (15,527,449)     14,373,497

Treasury Stock                                                300,000        (300,000)

Accumulated Deficit                                         7,725,625     (10,868,039)

Cumulative Foreign Currency Translation Adjustment             (9,576)       724,220

Minority Interest                                                  --             --
                                                         ------------    ------------
Total Stockholders' Equity                                 (7,249,770)      3,929,716
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         $(20,717,290)   $ 14,222,532
                                                         ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    For the Quarter ended
                                                         June 30,
                                                         (unaudited)
                                                 -------------------------------
                                                     2000            1999
                                                 ------------    ------------

NET SALES                                        $  4,664,654    $  2,699,036
COST OF SALES                                       3,900,216       2,126,911
                                                 ------------    ------------
GROSS PROFIT                                          764,438        572,125
                                                 ------------    ------------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                            --              --
Technical Fees                                         21,301          40,587
Sales Salaries                                         13,014          41,066
Other Selling Expenses                                     --              --
                                                 ------------    ------------
Total Selling and Technical Expenses                   34,315          81,653
                                                 ------------    ------------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                               730,123         490,472
                                                 ------------    ------------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                         82,567           6,979
Salaries                                              512,018         352,832
Bad Debt Expenses                                      91,114             --
Depreciation and Amortization                         436,283         295,680
Professional Fees                                      45,911         103,249
Travel Expenses                                        48,583          34,452
Employment Agency Fees                                  1,997          49,737
Rent Expenses                                          58,904          29,513
Association Fees                                          599              --
Insurance Expenses                                      2,935           9,566
Other Operating Expenses                              412,389         151,813
                                                 ------------    ------------
Total General and Administrative Expenses           1,730,255       1,033,821
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (1,000,132)       (543,349)
                                                 ------------    ------------
OTHER INCOME (EXPENSES)
Interest Income                                       (43,866)             80
Gain (Loss) on Sale of Subsidiaries                        --              --
Interest Expenses                                          65         (21,690)
Loss from Foreign Currency                                 --          (6,986)
Other Income                                          (54,490)         15,276
                                                 ------------    ------------
Total Other Income (Expenses)                        (250,178)        (13,320)
                                                 ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                    (749,954)       (556,669)

INCOME TAXES                                            6,153              --
                                                 ------------    ------------
INCOME/(LOSS) BEFORE MINORITY INTEREST               (756,107)       (556,669)
Extraordinary Item                                         --              --
                                                 ------------    ------------

Extraordinary Income                                   17,277              --
Closing Subsidiary Costs                                   --              --
MINORITY INTEREST                                      15,275          26,903
                                                 ------------    ------------
NET INCOME / LOSS                                $   (673,400)   $   (529,765)
                                                 ============    ============
PROFIT/LOSS PER COMMON SHARE                     $     (0.15)   $      (0.30)
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





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                           June 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------

COMPREHENSIVE INCOME (Loss)
     Net Loss                                       $  (611,559)    $  (529,765)
     Foreign Currency Translation Adjustment           (541,707)        450,264
                                                    -----------     -----------
COMPREHENSIVE INCOME (LOSS)                         $(1,153,266)    $   (79,501)
                                                    ===========     ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)



                                      Common Stock     Additional                              Foreign                    Total
                                    -----------------    Paid-In     Treasury    Accumulated   Currency      Minority  Stockholders'
                                   Shares      Amount    Capital       Stock       Deficit     Adjustment    Interest     Equity
                                   ------      ------    -------       -----       -------     ----------    --------     ------

Balance at March 31, 2000         3,848,299        38   14,373,497 $ (300,000)  $(10,868,039)  $ 724,220     $     --  $  3,929,716

Net Loss - For the three months
Ended June 30, 2000                  --       --            --                      (673,400)                              (673,400)

Issuance of Common Stock            556,111         6    1,187,518                        --          --            --    1,110,000

Offering Costs                                             (33,300)                                                         (33,300)

Minority Interest                        --       --            --                        --          --            --           --

Cumulative Foreign
Currency Translation Adjustment          --       --            --                        --    (xxxxxx)           --     (xxx)
                                  ---------    -----   -----------    --------   -----------   ---------     ---------  -----------
Balance at June 30, 2000          4,404,410       44   $15,560,749   (300,000)  $(11,541,439)  $(663,000)    $ --        $ ..
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



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                For The Quarter Ended
                                                                     June 30, 2000
                                                          ----------------------------
                                                               2000            1999
                                                          --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                               $(3,645,400)   $ (529,765)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Cumulative Effect of an Accounting Change               107,900           --
       Gain on Sale of Subsidiary                              (13,436)          --
       Increase in Bad Debt                                    121,932           --
       Depreciation and Amortization                         1,754,122       295,680
    Changes in Certain Assets and Liabilities:
       Increase in Accounts Receivable                        (164,258)      (71,959)
       Increase in Other Receivables                              --         (14,303)
       Increase in Due From Related Parties                   (190,076)          --
       Increase in Prepaid License Costs                       (20,590)          --
       (Increase) Decrease in Prepaid Expenses and                           (69,588)
        Other Current Assets                                    93,375           --
       (Increase) Decrease in Inventory                        297,363       102,775
       Increase in Organization Costs                             --             --
       (Increase) Decrease in Other Assets                     177,365        67,620
       Increase in Deferred Revenue                            189,308           --
       Increase in Accounts Payable and Accrued Expenses       628,066      (762,024)
       Increase in Due to Related Party                         10,627           --
       Increase in Bank Overdraft                                            152,047
                                                           -----------    -----------
Total Cash Used by Operating Activities                       (653,702)     (952,958)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment, net                   (428,614)      (43,254)
    Increase in Product License Costs                         (268,020)          --
                                                           -----------    -----------
Total Cash Used by Investing Activities                       (696,634)      (43,254)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Increase) Decrease in Restricted Cash                     321,916           --
    (Increase) Decrease in Bank Overdraft                     (495,663)      152,047
    Increase in Loans Payable                                  161,453        30,283
    Increase in Capital Lease Obligation, net                  256,988       (61,707)
    Contribution to Capital                                    421,822       135,186
    Offering Costs                                              73,913           --
    Minority Interest                                           (6,403)       46,668
                                                           -----------    -----------
Total Cash Provided By Financing Activities                    734,026       150,450
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                242,965       157,561
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (373,345)     (688,201)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  402,925       739,218
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $    29,580    $   51,017
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $   123,000    $  (21,690)
                                                           ===========    ===========
    Income Taxes                                           $      --      $      --
                                                           ===========    ===========




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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


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

                                                         AS OF JUNE 30,
                                                 ------------------------------
                                                      2000              1999
                                                 ------------       -----------

          Basic EPS                                3,910,076          1,485,529
                                                  ==========          =========
          Diluted EPS                              3,910,076          1,485,529
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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



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



NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                                   June 30, 2000  March 31, 2000
                                                   -------------  --------------

          Telecommunications Equipment               $ 3,973,483    $ 3,973,483
          Computer Equipment and Software                150,303        150,303
          Furniture and Fixtures                         269,651        269,651
          Auto                                            41,362         41,362
                                                      -----------    -----------
                                                       4,434,799      4,434,799
          Less: Accumulated Depreciation              (2,929,618)   ( 2,929,618)
                                                     ------------   -----------
                                                     $ 1,313,253    $ 1,505,181
                                                     ===========    ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



NOTE 3 -  INCOME TAXES (Continued)

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
                                                                   ==========


          At March 31, 2000 and 1999, the Company had net carryforward losses of approximately $10,686,000 and $7,223,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carry forward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                        AS OF MARCH 31,
                                                --------------------------
                                                     2000         1999
                                                ------------   -----------
          Deferred Tax Assets
          Loss Carry forwards                      $3,695,120    $2,456,000

          Less:  Valuation Allowance             ( 3,695,120)   (2,456,000)
                                                ------------   -----------
          Net Deferred Tax Assets               $          -   $        -
                                                ============   ===========

          Net operating loss carry forwards expire starting in 2011 through 2015. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 5 -  STOCKHOLDERS' EQUITY

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

          On November 15, 1999, in connection with the acquisition of Musicline, the Company issued 1,750,000 shares of its common stock.

            During the quarter ended June 30, 2000 an investor exercised warrants to purchase 556,111 shares for net proceeds of $1,076,700.


NOTE 6 -  STOCK OPTIONS


          Effective June 30, 2000 the Company issued 5000 stock options to a Investor for a services rendered without any compensation. Each Options Allows the investor to purchase Common Stock at $15.-, The Options will Expire 3 years from date of issuance.

          Plan and non-plan stock option activity is summarized as follows:

          The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                           QUARTER ENDED JUNE 30,
                                     --------------------------------
                                          2000               1999
                                     ------------        ------------
          Net Loss                   $(673,400)         $ (529,765)
                                     ===========          ===========
          Net Loss Per Share              $(0,15)           $(0.30)
                                     ===========          ===========


NOTE 7 - MINORITY INTEREST

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999





NOTE 8 - SUBSEQUENT EVENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION


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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

On March 23, 1998, the Company issued 250,000 shares of common stock (post stock split) at a purchase price of $2.00 per share to an accredited investor. In addition, for each share of common stock purchased, the investor also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase an additional 500,000 shares of common stock upon the same terms and purchase price of the initial purchase on or prior to December 31, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuances was $1,276,590. During the fiscal year ended March 31, 2000, the company issued an additional 185,768 shares to such subscriber on the same terms and conditions as described above. Net Proceeds received by the Company in connection with such issuance was $495,733. During quarter ended June 30, 2000 the Company issued an additional 566,111 shares to such subscriber on the same terms and conditions as described above. Net proceed received by the Company in connection with such issuance was $1,097,000.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

At June 30, 2000, the Company's bank overdraft balance was CHF1,426,261 (approximately $854,049) compared to March 31, 2000 CHF2,832,567 (approximately $1,696,148).


Accounts payable and accrued expenses amounted to approximately $6,6,828,389 at June 30, 2000 compared to $6,428,538 at March 31, 2000. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 2000.





Results of operations

During the quarter ended December 31, 1999, the Company could generally achieve the expected gross margins in its business.

                               Quarter Ended
                                June 30,
                           2000            1999
                           ----            ----
Sales                 $  4,664,654     $ 2,699,036

During the quarter ended June 30, 2000, the Company recorded net sales of $4,664,654, compared to $2,699,036 during the quarter ended June 30, 1999 This increase in net sales is the result of increased revenue in Switzerland, Belgium and in the United Kingdom and the commencement of the sale of the Company's pre-and-post-paid calling card products in Switzerlandand Belgium. It also includes sales generated by Musicline and its subsidiaries. Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the telecommunications services in Switzerland and Belgium, Musicline's music distribution and production business and the addition of new Internet services.


                            Quarter Ended
                             June 30,
                         2000            1999
                         ----            ----
Gross Profit           $ 764,438      $ 572,125

Gross profit for the three months ended June 30, 2000 increased to $764,438 (or 32,1% of the Company's sales) as compared to a gross profit of $572,125 (or 35,8% of the Company's sales) during the same period in 1999. The increase of the Company's gross profit in absolute terms resulted from the increase of the Company's net sales. The relative decrease of the Company's gross profit is the result of the fact that a significant part of the Company's sales was generated in the Company's telecommunications business in the United Kingdom, its Swiss Telecommunications and Internet business and Musicline's CD distribution and production business.

The Company's revenue from its telecommunications business has been generated primarily from long distance and international telecom and internet services provided to retail corporate customers in Switzerland and Belgium and its wholesale customers, as well as its telecommunications services distribution in the United Kingdom and the first sales of its pre-paid and post-paid calling card products in Switzerland and Belgium. Musicline's business has primarily been generated by the sale of music CDs to consumers and business customers in Europe. The Company believes that its margin will remain relatively constant in the near future. However, the Company expects its gross profit to increase in absolute terms as the Company's net sales increase.


                            Quarter Ended
                             June 30
                         2000           1999
                         ----           ----
Cost of Sales        $ 3,900,216      $ 2,216,911

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


Cost of sales was $3,900,216 for the quarter ended June 30, 2000 as compared to $2,216,911 for the same period in 1999. Cost of sales of the Company's telecommunications business were approximately $2,062,023 and for Musicline cost of sales were approximately $ 1,362,030.

                            Quarter Ended
                             June 30,
                         2000           1999
                         ----           ----
Selling and
Technical Expenses     $ 21,301        $ 81,653

Selling and technical expenses are attributable to the Company's telecommunications business. Selling and technical expenses were $21,301 for the quarter ended June 30, 2000 compared to $81,653 for the corresponding periods in 1999. The primary reasons for this decrease is the fact that the Company now worked with independent contractors to the Company performing technical and sales services. This shift resulted in a decrease in technical and sales-related expenses.



                                   Quarter Ended
                                    June 30,
                                2000           1999
                                ----           ----
General and
Administrative Expenses      $ 1,730,255      $ 1,033,821

General and administrative expenses were $1,730,255 for the quarter ended June 30, 2000 compared to $1,033,821 for the corresponding period in 1999. This increase is due to the increase in the Company's activities, including the addition of new employees, the addition of Musicline, the increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses. However, the growth of the Company's sales during the quarter ended June 30, 2000 exceeded the increase of general and administrative expenses.

                                   Quarter Ended
                                    June 30,
                                2000           1999
                                ----           ----
Net Income/(Loss)            $ (1,000,132)    $(529,765)

In the quarter ended June 30, 2000, the Company realized net sales of $4,664,654 and a net loss of $1,000,132 compared to net sales of $2,699,036 and a net loss of $529,765 during the quarter ended June 30, 1999. The increase in the Company's net loss for the quarter ended June 30, 2000 is primarily attributable to the increase and the roll out of new product lines in the telecommunications business in United Kingdom and Switzerland. The Company's higher operating expenses and higher gross profit resulted from the increase in sales and the relative decrease in operating expenses.

As a result of the expected growth of the Company's telecommunications, internet and data business in Switzerland, Belgium and UK, the expected growth in Musicline's music CD distribution and production business, the introduction of Internet services and e-commerce business, and on-going reorganization of the Company's wholesale business, management expects a further increase in revenues during the quarter ending September 31, 2000 and a further reduction of the Company's operating loss, although no assurances can be given in this regard.


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


Certain statements in this Report under Item 1 and Item 6 regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, Registration No. 333-8305, which was declared effective on June 11, 1999

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

FORWARD-LOOKING STATEMENTS

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

ITEM 3. LEGAL PROCEEDINGS

No changes have occurred in the status of the legal proceedings previously disclosed by the Company.

ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective June 30, 2000, the company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 566,111 shares of common stock at a price of $2.00, $3.00, and $4.50 per share. As of June 30, 2000, the company had received an amount equal to $1,110,000. In connection with this issuance, Interfinance Investments Co. Ltd, an affiliate of the Company, controlled by the Company`s Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 3% or $ 33,330, which has been paid. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor".


ITEM 5. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not Applicable


ITEM 7. OTHER INFORMATION

         Not Applicable

Part II

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K

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

                                        UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: February 14, 2000                 By: /s/ Ueli Ernst
                                        ----------------------------------------
                                        Ueli Ernst, Chairman and CEO
                                        (Principal Executive Officer)