Form 10QSB/A
period 2000-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2000-08-23
CIK 1018402

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At of June 30, 2000, there were 4,414,410 shares of Common Stock, par value $.00001 per share, outstanding.

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
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                          June 30,         March 31,
ASSETS                                                      2000            2000
                                                         ------------    ------------

CURRENT ASSETS
Cash and Cash Equivalents                                $    445,644    $     29,580
Restricted Cash                                                    --              --
Accounts Receivable, net of Allowance for doubtful
   Accounts of $553,655 and $526,390                        2,930,041       2,825,312
Inventory                                                     973,435       1,269,166
Other Receivables                                                  --              --
Due from related Parties                                      361,307         337,802
Prepaid License Costs                                         610,754         649,724
Prepaid Expenses and Other Current Assets                     324,287         278,034

                                                         ------------    ------------
TOTAL CURRENT ASSETS                                        5,645,468       5,389,622

Property and Equipment, at cost, net of accumulated
  depreciation of $3,220,947 and $2,929,618                 1,604,582       1,505,181

Investments                                                    59,748          20,016

Organization Costs, at cost, net of accumulated
  amortization of $0 and $0                                        --              --

Goodwill, at cost, net of accumulated amortization
  of $351,522 and $238,582                                  6,266,220       6,379,160

Customer Lists, at costs, net of accumulated
  amortization of $671,635 and $517,000                       201,717         356,352

Product License Costs, net of accumulated
  amortization of $197,718 and $163,217                       500,690         535,191

Deferred Taxes                                                     --              --

Other Assets                                                   36,868          37,010
                                                         ------------    ------------
TOTAL ASSETS                                             $ 14,315,293    $ 14,222,532
                                                         ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank Overdraft                                           $    854,049    $  1,696,148
Accounts Payable and Accrued Expenses                       6,765,124       6,428,538
Due to Related Party                                        1,343,815         808,702
Loans Payable                                                 240,472         210,983
Capital Lease Obligation, Current                             202,904         213,661
Deferred Revenue                                               39,434         176,564
                                                          ------------    ------------
Total Current Liabilities                                   9,445,798       9,534,596

Loans payable                                                 427,503         371,250

Capital Lease Obligation, Long-Term                           339,838         386,970

                                                         ------------    ------------
TOTAL LIABILITIES                                          10,213,139      10,292,816
                                                         ------------    ------------

Commitments and Contigencies                                       --             --
STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value, authorized
  10,000,000 shares; none issued and outstanding                   --             --

  Common Stock - $.00001 par Value, authorized
  60,000,000 shares; 4,414,410 and 3,848,299
  issued and outstanding                                           44              38

Additional Paid-in Capital                                 15,527,421      14,373,497

Treasury Stock                                               (300,000)       (300,000)

Accumulated Deficit                                       (11,737,702)    (10,868,039)

Cumulative Foreign Currency Translation Adjustment            612,391         724,220

Minority Interest                                                  --             --
                                                         ------------    ------------
Total Stockholders' Equity                                  4,102,154       3,929,716
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         $(14,315,293)   $ 14,222,532
                                                         ============    ============



The accompanying notes are an integral part of the consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Quarter ended
                                                           June 30,
                                                         (unaudited)
                                                 -----------------------------
                                                     2000            1999
                                                 ------------    ------------

NET SALES                                        $  4,479,786    $  2,699,036
COST OF SALES                                       3,715,348       2,126,911
                                                 ------------    ------------
GROSS PROFIT                                          764,438        572,125
                                                 ------------    ------------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                            --              --
Technical Fees                                         21,301          40,587
Sales Salaries                                         13,014          41,066
Other Selling Expenses                                     --              --
                                                 ------------    ------------
Total Selling and Technical Expenses                   34,315          81,653
                                                 ------------    ------------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                               730,123         490,472
                                                 ------------    ------------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                         83,911           6,979
Salaries                                              512,018         352,832
Bad Debt Expenses                                          --              --
Depreciation and Amortization                         550,418         295,680
Professional Fees                                      45,911         103,249
Travel Expenses                                        48,583          34,452
Employment Agency Fees                                  1,997          49,737
Rent Expenses                                          58,904          29,513
Advertising                                                --              --
Association Fees                                           --              --
Insurance Expenses                                      2,935           9,566
Other Operating Expenses                              469,053         151,813
                                                 ------------    ------------
Total General and Administrative Expenses           1,773,730       1,033,821
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (1,043,607)       (543,349)
                                                 ------------    ------------
OTHER INCOME (EXPENSES)
Interest Income                                        37,488              80
Gain (Loss) on Sale of Subsidiaries                        --              --
Interest Expenses                                     (34,098)        (21,690)
Gain from Foreign Currency                             48,860          (6,986)
Other Income                                          121,699          15,276
                                                 ------------    ------------
Total Other Income (Expenses)                         173,947         (13,320)
                                                 ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                    (869,660)       (556,669)

INCOME TAXES                                               --              --
                                                 ------------    ------------
INCOME/(LOSS) BEFORE MINORITY INTEREST               (869,660)       (556,669)
Extraordinary Item                                         --              --
                                                 ------------    ------------

Extraordinary Income                                       --              --
Closing Subsidiary Costs                                   --              --
MINORITY INTEREST                                          --          26,903
                                                 ------------    ------------
NET INCOME / LOSS                                $   (869,660)   $   (529,765)
                                                 ============    ============
PROFIT/LOSS PER COMMON SHARE                     $      (0.22)   $      (0.30)
                                                 ============    ============





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                    For the Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------

COMPREHENSIVE INCOME (Loss)
     Net Loss                                       $  (869,663)    $  (529,765)
     Foreign Currency Translation Adjustment           (111,829)        450,264
                                                    -----------     -----------
COMPREHENSIVE INCOME (LOSS)                         $  (981,492)    $   (79,501)
                                                    ===========     ===========




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                      Common Stock      Additional                             Foreign                    Total
                                    -----------------    Paid-In     Treasury    Accumulated   Currency      Minority  Stockholders'
                                   Shares      Amount    Capital       Stock       Deficit     Adjustment    Interest     Equity
                                   ------      ------    -------       -----       -------     ----------    --------     ------

Balance at March 31, 2000         3,848,299        38   14,373,497 $  (300,000) $(10,868,039)  $ 724,220     $     --  $  3,929,716

Net Loss - For the three months
Ended June 30, 2000                      --       --            --                  (869,663)                              (869,663)

Issuance of Common Stock            556,111         6    1,187,215                        --          --            --    1,187,221

Offering Costs                                             (33,300)                                                         (33,300)

Minority Interest                        --       --            --                        --          --            --           --

Cumulative Foreign
Currency Translation Adjustment          --       --            --                        --    (111,829)           --     (111,829)
                                  ---------    -----   -----------    --------   -----------   ---------     ---------  -----------
Balance at June 30, 2000          4,404,410       44   $15,527,412    (300,000) $(11,737,702)  $(612,391)    $      --   $4,102,145
                                  =========    =====   ===========    ========   ===========   =========     =========  ===========



The accompanying notes are an integral part of the consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             For The Quarter Ended
                                                                 June 30, 2000
                                                          ----------------------------
                                                               2000            1999
                                                          --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                               $  (869,660)   $ (529,765)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Cumulative Effect of an Accounting Change                    --             --
       Gain on Sale of Subsidiary                                   --             --
       Increase in Bad Debt                                         --             --
       Depreciation and Amortization                           550,418        295,680
    Changes in Certain Assets and Liabilities:
       Increase in Accounts Receivable                         452,761        (71,959)
       Increase in Other Receivables                                --        (14,303)
       Increase in Due From Related Parties                         --             --
       Increase in Prepaid License Costs                            --             --
       (Increase) Decrease in Prepaid Expenses and              (7,279)       (69,588)
        Other Current Assets                                                       --
       (Increase) Decrease in Inventory                        295,731        102,775
       (Increase) Decrease in Other Assets                         142         67,620

       Increase in Accounts Payable and Accrued Expenses       336,586       (762,024)
       Increase in Due to Related Party                        511,608           --
       Increase in Bank Overdraft                                   --        152,047
       Change in Deferred Revenue                             (137,170)            --
                                                           -----------    -----------
Total Cash Provided, (Used) by Operating Activities         (1,133,177)      (952,958)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment, net                   (347,743)       (43,254)
    Increase in Product License Costs                          (39,732)            --
                                                           -----------    -----------
Total Cash Used by Investing Activities                       (387,475)       (43,254)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Increase) Decrease in Restricted Cash                          --             --
    (Increase) Decrease in Bank Overdraft                     (842,099)       152,047
    Increase, (Decrease) in Loans Payable                       85,742         30,283
    Increase in Capital Lease Obligation, net                  (57,889)       (61,707)
    Contribution to Capital                                  1,153,924        135,186
    Minority Interest                                               --         46,668
                                                           -----------    -----------
Total Cash Provided By Financing Activities                    339,681        150,450
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                               (432,306)       157,561
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              392,574       (688,201)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   29,580        739,218
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $   445,644    $    51,017
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $    45,752    $   (21,690)
                                                           ===========    ===========
    Income Taxes                                           $       --      $       --
                                                           ===========    ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended March 31, 2000:
--------------------------

    On July 5, 1999, the Company sold its 100% investment in Multicom (see note
    6a).

    On November 15, 1999, the Company acquired 51% of Music Line AG's common stock for 1,750,000 shares of the Company's common stock and the assignment of approximately $789,000 of accounts receivable (see Note 6c).

Year Ended March 31, 1999:
--------------------------

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



NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:



                                                 JUNE 30, 2000  MARCH 31, 2000
                                                 -------------  ------------


          Telecommunications Equipment            $ 4,339,298    $ 3,973,483
          Computer Equipment and Software             150,303        150,303
          Furniture and Fixtures                      294,566        269,651
          Auto                                         41,362
41,362
                                                   -----------    -----------
                                                    4,825,529      4,434,799
          Less: Accumulated Depreciation           (3,220,947)   ( 2,929,618)
                                                  ------------   -----------
                                                  $ 1,604,582    $ 1,505,181
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

              During the quarter ended June 30, 2000 an investor exercised warrants to purchase 556,111 shares for net proceeds of $1,120,630.


NOTE 6 -  STOCK OPTIONS


          Effective June 30, 2000 the Company issued 5000 stock options to a Investor for a services rendered without any compensation. Each options allows the investor to purchase Common Stock at $15.-, The Options will expire 3 years from date of issuance.

          Plan and non-plan stock option activity is summarized as follows:

          The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                           QUARTER ENDED JUNE 30,
                                     --------------------------------
                                          2000               1999
                                     ------------        ------------
          Net Loss                   $  (869,660)         $ (529,765)
                                     ===========          ===========
          Net Loss Per Share         $     (0.22)         $    (0.30)
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

From inception through June 30, 2000, the Company has received an aggregate of approximately $14,315,293 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue is generated from long distance telecom services provided to retail corporate customers and wholesale customers and, through Musicline, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

With respect to the Company's telecommunications business, the Company's wholesale customers are comprised of both international and national telecom carriers. The Company's retail customers consist of medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, the Company has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier. The Company intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which the Company may expand in the future. The interconnection with national telecommunication carriers, which became possible as a result of the deregulation of the European telecommunications markets in January 1998, enables the Company to offer both domestic and international telecommunications services to its customers and eliminates the need to route all outgoing calls through London. Management believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for the Company and will allow the Company to reduce fixed overhead costs considerably.

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

On July 5, 1999, the Company sold its subsidiary, Multicom Communication NV, to an unaffiliated Liechtenstein investor for BEF 25,000 (approximately $584 to streamline the activities of UTG Belgium.

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

On August 13, 1998, the Company issued two notes to Blacksea Investment Ltd. in the principal amounts of $200,000 and CHF250,000 (approximatively $150,600), respectively. Both notes are due June 30, 2003. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by the Company to replace a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 (approximately $30) per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 (approximately $45) per share. All of such warrants expire on June 30, 2001. As of June 30, 2000 the Company has received no proceeds from such issuance.

On August 22, 1999, the Company issued an aggregate of 201,341 shares of common stock and 1,103,625 common stock purchase warrants exercisable at $15.00 per share until August 22, 2003 to stockholders of record on March 20, 1998. This issuance was made in connection with the Company's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of the Company authorized the issuance of one warrant for each share of Company common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of the Company authorized the distribution to stockholders who continuously held shares of Company common stock from March 20, 1998 through September 21, 1998 of a number of shares of Company common stock equal to 20% of the amount of shares of Company common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of the Company's shares of Common Stock following the reverse stock split.


In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company intends to become an Internet service provider (ISP) to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and related consulting and support services), to retail and other Internet services providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services, such as E-commerce, with its expected high growth potential, a competitive necessity in the markets in which it currently operates. The Company believes that establishing an e-commerce business would synergistically supplement its conventional telecommunications services and its newly developed Internet services.

The Company is currently exploring several appropriate opportunities in its three core geografical markets, as well as in Germany as in other countries. The Company will carefully evaluate expansion of its operation into other European countries if, as and when business, market and regulatory conditions permit.

In the quarter ended June 30, 2000 the Company's continued to market and approve upon existing products and services. There can be no assurance that the acitivities or efforts to expand its business during the quarter ended June 30, 2000 will be successfull.

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

On March 23, 1998, the Company issued 250,000 shares of common stock (post stock split) at a purchase price of $2.00 per share to an accredited investor. In addition, for each share of common stock purchased, the investor also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company has the right, subject to certain conditions, to request the subscriber to purchase an additional 500,000 shares of common stock upon the same terms and purchase price of the initial purchase on or prior to December 31, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuances was $1,276,590. During the fiscal year ended March 31, 2000, the company issued an additional 185,768 shares to such subscriber on the same terms and conditions as described above. Net Proceeds received by the Company in connection with such issuance was $495,733. During quarter ended June 30, 2000 the Company issued an additional 566,111 shares to such subscriber on the same terms and conditions as described above. Net proceed received by the Company in connection with such issuance was $1,120,630.

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through calendar 2000. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to a switch in London for routing. The selected path is based on the least cost. This provides a large amount of flexibility to the Company, and ensures the quality of the connections at the lowest cost. With this distributive architecture, the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility.

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

At June 30, 2000, the Company had a working capital deficit of $3,800,330 and an accumulated deficit of $11,737,702, as compared to a working capital and accumulated deficit of $1,614,627 and $7,752,404, respectively, at June 30, 1999.

At June 30, 2000, the Company's bank overdraft balance was CHF1,426,261 (approximately $854,049) compared to March 31, 2000 CHF2,832,567 (approximately $1,696,148).


Accounts payable and accrued expenses amounted to approximately $6,765,124 at June 30, 2000 compared to $6,428,538 at March 31, 2000. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 2000.

RESULS OF OPERATIONS


During the quarter ended June 30, 2000, the Company achieved generally the expected gross margins in its business.

                               Quarter Ended
                                  June 30,
                           2000            1999
                           ----            ----
Sales                 $  4,479,786     $ 2,699,036

During the quarter ended June 30, 2000, the Company recorded net sales of $4,479,786, compared to $2,699,036 during the quarter ended June 30, 1999 This increase in net sales is the result of increased revenue in Switzerland, Belgium and in the United Kingdom and the commencement of the sale of the Company's pre- and post-paid calling card products in Switzerland and Belgium. It also includes sales generated by Musicline and its subsidiaries. Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the telecommunications services in Switzerland and Belgium, Musicline's music distribution and production business and the addition of new Internet services.


                            Quarter Ended
                               June 30,
                         2000            1999
                         ----            ----
Gross Profit           $ 764,438      $ 572,125

Gross profit for the three months ended June 30, 2000 increased to $764,438 (or 17.1% of the Company's sales) as compared to a gross profit of $572,125 (or 21.2% of the Company's sales) during the same period in 1999. The increase of the Company's gross profit in absolute terms resulted from the increase of the Company's net sales. The relative decrease of the Company's gross profit is the result of increased competition in the market the Company is currently serving.

The Company's revenue from its telecommunications business has been generated primarily from a)long distance and international telecom and internet services provided to retail corporate customers in Switzerland and Belgium and its wholesale customers, as well as b)its telecommunications services in the United Kingdom and c) the sales of its pre-paid and post-paid calling card products in Switzerland, Belgium and United Kingdom. Musicline's revenues has primarily been generated by the sale of music CDs to consumers and business customers in Europe. The Company believes that its margin will remain relatively constant in the near future. While the Company expects its gross profit to increase in absolute terms as the Company's net sales increase, it cannot so guarantee.


                            Quarter Ended
                               June 30
                         2000           1999
                         ----           ----
Cost of Sales        $ 3,715,348    $ 2,126,911


Cost of sales was $3,715,348 (or 82.9% from the Company sales) for the quarter ended June 30, 2000 as compared to $2,126,911 (or 78.8% from the Company sales) for the same period in 1999. The increase of the cost of sales was the result of more competitive envirement.


                              Quarter Ended
                                June 30,
                          2000           1999
                          ----           ----
Selling and
Technical Expenses      $ 34,315        $ 81,653

Selling and technical expenses are attributable to the Company's telecommunications business. Selling and technical expenses were $34,315 for the quarter ended June 30, 2000 compared to $81,653 for the corresponding periods in 1999. The primary reasons for this decrease is that the Company now works with independent contractors which perform technical and sales services previously performed by the Company.



                                   Quarter Ended
                                     June 30,
                                2000           1999
                                ----           ----
General and
Administrative Expenses      $ 1,773,730    $ 1,033,821

General and administrative expenses were $1,773,730 for the quarter ended June 30, 2000 compared to $1,033,821 for the corresponding period in 1999. This increase is due to the increase in the Company's activities, including the addition of new employees, the addition of Musicline, the increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses. However, the growth of the Company's sales during the quarter ended June 30, 2000 exceeded the increase of general and administrative expenses.

                                   Quarter Ended
                                      June 30,
                                2000           1999
                                ----           ----
Net Income/(Loss)            $ (869,660)    $(529,765)

In the quarter ended June 30, 2000, the Company realized net sales of $4,479,786 and a net loss of $869,660 compared to net sales of $2,699,026 and a net loss of $529,765 during the quarter ended June 30, 1999. The increase in the Company's net loss for the quarter ended June 30, 2000 is primarily attributable to the increase and the roll out of new product lines in the telecommunications business in United Kingdom and Switzerland. The Company's higher operating expenses and higher gross profit resulted from the increase in sales and the relative decrease in operating expenses.

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


FORWARD LOOKING STATEMENTS

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


ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective June 30, 2000, the company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 566,111 shares of common stock at a price of $2.00, $3.00, and $4.50 per share. As of June 30, 2000, the company had received an amount equal to $1,153,930. In connection with this issuance, Interfinance Investments Co. Ltd, an affiliate of the Company, controlled by the Company`s Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 3% or $ 33,300, which has been paid. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder and on the basis of certain representations provided by the subscriber including that it is an "accredited investor".


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

                                        UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: August 22, 2000                 By: /s/ Ueli Ernst
                                        ----------------------------------------
                                        Ueli Ernst, Chairman and CEO
                                        (Principal Executive Officer)