Form 10QSB
period 2000-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2000-11-20
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

                        Commission File Number 333-08305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                                   13-3895294
              --------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

Limmattalstr. 10, Geroldswil Switzerland                    8954
----------------------------------------                    ----
(Address of principal executive offices)                 (Zip Code)

                               (011) 411 749 31 03
                               -------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At of September 30, 2000, there were 5,199,216 shares of Common Stock, par value $.00001 per share, outstanding.

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



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                           Sept 30,         March 31,
ASSETS                                                       2000              2000
                                                         ------------    ------------

CURRENT ASSETS

Cash and Cash Equivalents                                $  1,287,719    $     29,580
Restricted Cash                                                    --              --
Accounts Receivable, net of Allowance for doubtful
   Accounts of $309,811 and $372,314                        4,212,752       2,825,312
Inventory                                                   1,135,004       1,269,166
Other Receivables                                               6,423              --
Due from related Parties                                      175,338         337,802
Prepaid License Costs                                              --         649,724
Prepaid Expenses and Other Current Assets                     920,746         278,034

                                                         ------------    ------------
TOTAL CURRENT ASSETS                                        7,737,982       5,389,622

Property and Equipment, at cost, net of accumulated
  depreciation of $3,687,274 and $2,929,618                   831,809       1,505,181

Investments                                                 1,636,431          20,016

Organization Costs, at cost, net of accumulated
  amortization of $0 and $0                                    63,600              --

Goodwill, at cost, net of accumulated amortization
  of $322,972 and $238,582                                  5,862,518       6,379,160

Customer Lists, at costs, net of accumulated
  amortization of $601,397 and $517,000                       247,308         356,352

Product License Costs, net of accumulated
  amortization of $247,910 and $163,217                       465,761         535,191

Equity Investments                                            157,091              --


Other Assets                                                    7,617          37,010
                                                         ------------    ------------
TOTAL ASSETS                                             $ 17,010,117    $ 14,222,532
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank Overdraft                                           $  1,401,978   $   1,696,148
Accounts Payable and Accrued Expenses                       7,346,103       6,428,538
Due to Related Party                                               --         808,702
Notes Payable                                                      --         210,983
Capital Lease Obligation, Current                             178,266         213,661
Deferred Revenue                                              200,166         176,564
Due to Affiliates                                           1,088,336              --
                                                          ------------    ------------
Total Current Liabilities                                  10,214,850       9,534,596

Loans payable                                                 557,217         371,250

Capital Lease Obligation, long-term                           283,792         386,970


                                                         ------------    ------------
TOTAL LIABILITIES                                          11,055,858      10,292,816
                                                         ------------    ------------

Commitments and Contingencies                                      --              --
STOCKHOLDERS' EQUITY
  Preferred stock - $.091 par value, authorized
  10,000,000 shares; none issued and outstanding                   --              --

  Common Stock - $.00001 par Value, authorized
  60,000,000 shares; 5,199,216 and 3,848,299
  issued and outstanding                                           51              38

Additional Paid-in Capital                                 18,202,146      14,373,497

Treasury Stock                                               (300,000)       (300,000)

Accumulated Deficit                                       (10,472,379)    (10,868,039)

Net Income (Loss)                                          (1,755,381)              --

Cumulative Foreign Currency Translation Adjustment            278,057         724,220

Minority Interest                                                  --              --

Legal Reserves                                                  1,664              --
                                                         ------------    ------------
Total Stockholders' Equity                                  6,254,259       3,929,716
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         $ 17,010,117   $  14,222,532
                                                         ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                For the Quarter ended       For the Six Months ended
                                                     September 30,                September 30,
                                                      (unaudited)                  (unaudited)
                                               -----------------------------------------------------
                                                   2000            1999         2000        1999
                                               ------------    ------------  -----------  ----------


NET SALES                                       $ 6,937,167    $  3,502,659 $ 11,601,821  $6,201,695
COST OF SALES                                     4,746,285       2,687,984    8,646,501   4,814,895
                                                ------------    -----------  -----------   ---------
GROSS PROFIT                                      2,190,882         814,675    2,955,320   1,386,800
                                                ------------    -----------  -----------   ---------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                          --              --           --          --
Technical Fees                                       56,574         150,322       77,875     190,909
Sales Salaries                                       56,254          33,898       69,268      74,964
Other Selling Expenses                                   --              --           --          --
                                               ------------    ------------  -----------  ----------
Total Selling and Technical Expenses                112,828         184,220      147,143     265,873
                                               ------------    ------------  -----------  ----------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                           2,078,054         630,455    2,808,177   1,120,927
                                               ------------    ------------  -----------  ----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                      526,860          76,420      609,427      83,399
Salaries                                            233,991         526,351      746,009     879,183
Bad Debt Expenses                                   (28,196)          4,601       62,918       4,601
Depreciation and Amortization                       621,373         359,406    1,057,656     655,086
Professional Fees                                    98,870         108,955      144,781     212,204
Travel Expenses                                      27,817           3,500       76,400      37,952
Employment Agency Fees                                6,841          26,800        8,838      76,537
Rent Expenses                                        91,790          56,586      150,694      86,099
Association Fees                                          2          11,209          601      11,209
Insurance Expenses                                    1,892          (4,738)       4,827       4,828
Other Operating Expenses                          1,156,575         293,178    1,568,964     444,991
Advertising                                          36,839              --       36,839          --
                                               ------------    ------------  -----------  ---------
Total General and Administrative Expenses         2,774,654       1,462,268    4,467,954   2,496,089
                                               ------------    ------------  -----------  ----------
LOSS FROM OPERATIONS                               (696,600)       (831,813)  (1,659,777) (1,375,162)
                                               ------------    ------------  -----------  ----------
OTHER INCOME (EXPENSES)
Interest Income                                      17,845              32      (26,021)        112
Interest Income I/C                                      --              --           --          --
Gain (Loss) on Sale of Subsidiaries                      --          29,104           --      29,104
Interest Expenses                                   129,766         (21,364)     129,831     (43,054)
Net Leasing Expense                                (173,024)             --     (173,024)         --
Loss from Foreign Currency                               --        (123,786)          --    (130,732)
Loss/Profit from FX                                 132,969              --      132,969          --
Other Income                                         43,181            (804)      11,309      14,432
                                               ------------    ------------  -----------  ----------
Total Other Income (Expenses)                      (150,737)       (116,818)     (52,446)   (130,138)
                                               ------------    ------------  -----------  ----------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                  (847,337)        (948,631) (1,712,223) (1,505,300)

INCOME TAXES                                         37,005              --       43,158
                                               ------------    ------------  -----------  ----------
INCOME/(LOSS) BEFORE MINORITY INTEREST             (884,342)       (948,631)  (1,755,381) (1,505,300)
Extraordinary Item                                       --              --
                                               ------------    ------------  -----------  ----------
Extraordinary Income                               (884,342)      1,174,590   (1,755,381)  1,174,590
Closing Subsidiary Cos                                   --              --
MINORITY INTEREST                                        --          31,044          --       57,948
                                               ------------    ------------  -----------  ----------
NET INCOME / (LOSS)                            $   (884,342)   $    257,003   (1,755,381)   (272,762)
                                               ============    ============  ============  ==========
PROFIT/LOSS PER COMMON SHARE                   $      (0.19)  $        0.12        (0.38)      (0.13)
                                               ============    ============  ============  ==========




               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     For the Six Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2000            2000
                                                    -----------     -----------

COMPREHENSIVE INCOME (Loss)

     Net Loss                                       $(1,755,381)    $  (272,762)
     Foreign Currency Translation Adjustment            278,057        (180,459)
                                                    -----------     -----------
COMPREHENSIVE INCOME (LOSS)                         $(1,477,324)    $  (453,221)
                                                    ===========     ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                    UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                   Common Stock     Additional                          Foreign                           Total
                                 -----------------  Paid-In     Treasury   Accumulated  Currency    Minority  Legal    Stockholders'
                                 Shares    Amount   Capital       Stock      Deficit    Adjustment  Interest  Reserves   Equity
                                 ------    ------   -------       -----      -------    ----------  --------  -------- ------------


Balance at March 31, 2000       3,848,299      38  14,373,497 $ (300,000) $(10,868,039) $ 724,220   $   --             $ 3,929,716

Net Loss - For the six months
Ended September 30, 2000               --     --           --               (1,755,381)                                 (1,755,381)

Issuance of Common Stock        1,350,917      13   3,945,728                       --         --       --               3,902,675

Offering Costs                                       (117,079)                                                            (117,079)

Minority Interest                      --     --           --                       --         --       --                    --

Cumulative Foreign
Currency Translation Adjustment        --     --           --                       --   (446,163)      --         --     (446,163)

Legal Reserves                                                                                                  1,664        1,664
                                ---------  -----  -----------    --------  -----------  ---------   -------  --------   -----------
Balance at September 30, 2000   5,199,216     51  $18,202,146   (300,000) $(12,842,184) $ 278,057   $    --  $  1,664   $6,254,259
                                =========  =====  ===========    ========  ===========  =========   =======  ========   ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            For The Six Month ended
                                                               September 30, 2000
                                                          ----------------------------
                                                               2000            1999
                                                          --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:


    Net Loss                                               $(1,755,381)   $(272,762)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Cumulative Effect of an Accounting Change                  --           --
       Gain on Sale of Subsidiary                                 --           --
       Increase in Bad Debt                                       --           --
       Depreciation and Amortization                         1,057,656      665,086
    Changes in Certain Assets and Liabilities:
       Increase in Accounts Receivable                      (1,387,440)    (314,669)
       Increase in Other Receivables                            (6,423)    (268,641)
       Increase in Due From Related Parties                    279,634     (210,246)
       Decrease in Prepaid License Costs                         7,012     (144,074)
       (Increase) Decrease in Prepaid Expenses and
        Other Current Assets                                      --           --
       (Increase) Decrease in Inventory                        134,162       86,943
       Increase in Organization Costs                          (63,600)        --
       Decrease in Other Assets                                 29,393       84,464
       Increase in Deferred Revenue                               --           --
       Increase in Accounts Payable and Accrued Expenses       917,565     (244,706)
       Increase in Due to Related Party                           --           --
       Increase in Bank Overdraft
       Deferred Revenue                                         23,602         --
                                                           -----------    ---------
Total Cash Used by Operating Activities                       (763,820)    (628,605)
                                                           -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase/Decrease in Fixed Assets, net                  (1,057,656)        --
    Increase in Goodwill                                        84,390         --
    Purchase of Property and Equipment, net                       --        (43,254)
    Increase in Product License Costs                         (157,091)        --
    Increase Investments                                    (1,616,415)        --
    Copyright                                                  (69,430)        --
    Customer Base                                             (178,474)        --
                                                           -----------    ---------
Total Cash Used by Investing Activities                     (2,994,676)     (43,254)
                                                           -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Bonds                                             --           --
    (Increase) Decrease in Restricted Cash                        --           --
    Decrease in Bank Overdraft                                (294,170)      68,520
    Increase in Loans Payable                                     --           --
    Increase in Capital Lease Obligation, net                     --
    Increase(Decrease)in Capital Lease Payable                (138,573)     (78,778)
    Contribution to Capital                                  3,828,749      410,364
    Proceeds from Loan                                         (25,016)     142,898
    Minority Interest                                             --       (104,993)
                                                           -----------    ---------
Total Cash Provided By Financing Activities                  3,370,989      438,011
                                                           -----------    ---------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                               (446,163)    (180,459)
                                                           -----------    ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            1,258,139     (104,875)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   29,580      402,925
                                                           -----------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $ 1,287,719    $ 298,050
                                                           ===========    =========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $  (129,831)   $ (43,054)
                                                           ===========    =========
    Income Taxes                                           $      --      $    --
                                                           ===========    =========




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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999


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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999


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

                                             AS OF SEPTEMBER 30,
                                       ------------------------------
                                            2000              1999
                                       ------------       -----------

          Basic EPS                      4,523,757          3,910,076
                                        ==========          =========
          Diluted EPS                    4,523,757          3,910,076
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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999



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



NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                               Sept. 30, 2000  March 31, 2000
                                               -------------  --------------

          Telecommunications Equipment           $ 4,270,847    $ 3,973,483
          Computer Equipment and Software            195,263        150,303
          Furniture and Fixtures                     311,611        269,651
          Auto                                        41,362         41,362
                                                  -----------    -----------
                                                   4,819,083      4,434,799
          Less: Accumulated Depreciation          (3,987,274)   ( 2,929,618)
                                                 ------------   -----------
                                                 $   831,809    $ 1,505,181
                                                 ===========    ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999



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
                                                                   ==========



          At March 31, 2000 and 1999, the Company had net carry forward losses of approximately $10,686,000 and $7,223,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carry forward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                        AS OF MARCH 31,
                                                --------------------------
                                                     2000         1999
                                                ------------   -----------
          Deferred Tax Assets
          Loss Carry forwards                     $3,695,120    $2,456,000

          Less:  Valuation Allowance              (3,695,120)   (2,456,000)
                                                ------------   -----------
          Net Deferred Tax Assets               $          -   $         -
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


     b) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:



                                               OPERATING           CAPITAL
                                                LEASES              LEASES
                                             ----------        ----------------
          2001                               $   81,898         $   149,788
          2002                                  167,320             212,248
          2003                                  167,320             118,256
          2004                                  150,495              24,860
          2005 and thereafter                    72,059               3,234
                                             ----------        ------------
                Total Minimum Lease Payments $  639,092             508,386
                                             ==========
          Less: Amounts Representing Interest                       (51,585)
                                                               ------------
          Present Value of Future Minimum
           Lease Payments                                           456,801
          Less: Current Maturities                                 (213,661)
                                                                -----------
                Total                                           $   243,740
                                                                ===========



          Rent expense under operating leases for the year ended March 31, 2000 and 1999 was $245,547 and $85,645, respectively.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999

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

          During the quarter ended September 30, 2000 various investors exercised warrants to purchase 787,604 shares for net proceeds of $2,614,443. In addition a hardware supplier sold two telecom switches for the equivalent for cash, a leasing agreement and for 7600 shares of common Stock for the net amount of $ 60,354.


NOTE 6 -  STOCK OPTIONS


          Effective September 30, 2000 the Company issued 5000 stock options to a Investor for a services rendered without any compensation. Each Options Allows the investor to purchase Common Stock at $15.-, The Options will Expire 3 years from date of issuance.



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999





NOTE 8 - SUBSEQUENT EVENTS

          As per October 1, 2000 the Companys subsidiary in Belgium has enlarged the product line into the mobile business. It sells now very successfully entire communications packages containing mobile, fixline, internet and prepaid cards with agents and points of sales in Belgium.

          As of October 6, 2000 the Companys subsidiary Starfon Telecom Services AG entered into a acquisitions agreement with FM Market SA to acquire that company in various stages. They have an active E commerce shop and a sales organisation to sell Telecom and Internet Services in Switzerland.

          On June 2, 2000, the Company's subsidiary J.M. Sontel AG, entered into a five-year lease agreement beginning July 1, 2000 for office and showroom space in Rotkreuz, Switzerland, at a yearly rental of approximately $72,000 per year.

          Subsequent to March 31, 2000, the Company has received an additional commitment of $5,500,000 of equity financing.




The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended September 30, 2000. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION


GENERAL

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

From inception through September 30, 2000, the Company has received an aggregate of approximately $18,202,246 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

The Company's revenue is generated from long distance Telecom services provided to retail corporate customers and wholesale customers and, through Musicline, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

With respect to the Company's telecommunications business, the Company's wholesale customers are comprisee of international telecom carriers and national telecoms, and the Company's retail customers are medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, the Company has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier. The Company intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which the Company may expand in the future. The interconnection with national telecommunication carriers, which became possible as a result of the deregulation of the European telecommunications markets in January 1998, enables the Company to offer both domestic and international telecommunications services to its customers and eliminates the need to route all outgoing calls through London. Management believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for the Company and will allow the Company to reduce fixed overhead costs considerably.

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

During the fiscal year ended March 31, 1999, the Company entered into a joint venture agreement with eight individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its eight distribution partners formed StarPoint Card Services Ltd., located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, the Company formed StarGlobal Ltd., a wholly-owned indirect subsidiary organized under the laws of the United Kingdom, with the intent to resume the Company's wholesale and carrier-to-carrier business. The Company believe that StarGlobal's new equipment can handle traffic worth USD 25 million per year with a gross margin of about 5 to 8% depending on the destination.

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

Musicline is a Swiss-based wholesale and retail music CD distribution and production company with a European client base. Musicline has the rights to sell approximately 20,000 music titles in CD format as well as on the Internet. Musicline produces about 4,000 different music compilations per year. The Company expects this acquisition to provide it with Internet opportunities, specifically in the business-to-business and business-to-consumer e-commerce sectors, although there can be no assurance in that respect.

On August 13, 1998, the Company issued two notes to Blacksea Investment Ltd. in the principal amounts of $200,000 AND CHF250,000 (approximately $150,600), respectively. Both notes are due June 30, 2003. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by the Company in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 (approximately 30) per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 (approximately $45) per share. All of such warrants expire on June 30, 2001. The Company received no proceeds from such issuance.

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

In the quarter ended September 30, 2000 the Company entered the mobile phone market with various products and will have additional points of sales in Belgium.

There can be no assurance that any of the Company's new activities commenced during the quarter ended September 30, 2000 or any of its efforts to expand its business in its core markets, any other countries or the Internet will result in successful commercial operations.

The Company's financial statements for the quarter ended December 31, 1999 for the first time reflect the financial condition and results of operations of Musicline. The financial statements reflect Musicline's results of operations for the entire quarter.

The Company's goal is to supplement its current operations with Internet-related services.

Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of common stock at a price of $7.80 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997. As of September 30, 2000, 11,538 warrants have been exercised, with the Company receiving $90,000 from the exercise of such warrants.

On March 23, 1998, the Company issued 250,000 shares of common stock (after 13:1 Reverse stock split) at a purchase price of $2.00 per share to an accredited investor. In addition, for each share of common stock purchased, the investor also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, the Company had the right, subject to certain conditions, to request the subscriber to purchase an additional 500,000 shares of common stock upon the same terms and purchase price of the initial purchase on or prior to December 31, 1998. During the fiscal year ended March 31, 1999, the Company issued an additional 408,036 shares to such subscriber on the same terms and conditions as described above. Net proceeds received by the Company in connection with such issuances was $1,276,590. During the fiscal year ended March 31, 2000, the company issued an additional 185,768 shares to such subscriber on the same terms and conditions as described above. Net Proceeds received by the Company in connection with such issuance was $495,733.

On July 1, 2000, the Company entered into an employment agreement with Ueli Ernst, President and Chief Executive Officer and Mr. Klaus Brenner, Secretary and Treasurer of the Company. Pursuant to this employment agreement, Mr. Ernst shall receive an annual salary of $120,000 and Mr. Brenner $24,000 and both will receive options to purchase common stock following expiration of each of the five years of employment in this agreement.

In October 2000, Starfon, a subsidiary of the Company, entered into an agreement with FM Finance Market S.A., Mr. Massimo Scotti and Mr. Claudio Zambon. Both Mr. Scotti and Mr. Zambon are controlling shareholders of FM Finance Market S.A. ("FM"). Pursuant to this agreement, Starfon is to acquire 95% of the outstanding common stock of FM at a price to be determined. The stock shall be purchased on three separate dates: April 30, 2001;
October 31, 2001; April 30, 2002. FM Finance Market S.A. is a international internet platform in four languages for E Commerce. It also has an active marketing organization to sell telecom and internet products in Switzerland.

FINANCIAL CONDITION

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through the year ending December 2000. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to a switch in London for routing. The selected path is based on the least expensive route. This provides a large amount of flexibility to the Company, while ensuring the quality of the connections at the lowest cost. With this distributive architecture, the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility.

Musicline expects to purchase and/or lease up to $1,500,000 in various equipment including DVD production equipment. However, there can be no assurance as to when or if Musicline will be able to obtain such equipment financing.

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

At September 30, 2000, the Company's bank overdraft balance was CHF1,401,978 (approximately $854,049) compared to March 31, 2000 CHF2,832,567 (approximately $1,696,148).


Accounts payable and accrued expenses amounted to approximately $7,346,103 at September 30, 2000 compared to $6,428,538 at March 31, 2000. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 2000.


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


RESULTS OF OPERATION

During the quarter ended September 30, 1999, the Company generally achieved the expected gross margins in its business except from sales of the Company's wholesale products which have not met managements expectations.




                               Quarter Ended              Six Months Ended
                               September 30,                 September 30,
                           2000            1999          2000           1999
                           ----            ----          ----           ----
Sales                  $ 6,937,167     $ 3,502,659    $ 11,601,821   $ 6,201,695

During the quarter ended September 30, 2000, the Company recorded net sales of $6,937,167, compared to $3,502,659 during the quarter ended September 30, 1999 and during the six-month period ended September 30, 2000, the Company recorded net sales of $11,601,821 compared to $6,201,695 during the same period of the previous year. This increase in net sales is the result of increased revenue in Switzerland, Belgium and United Kingdom. Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the new pre-paid and post-paid calling card services in Switzerland, and the addition of internet services and the operations of MusicLine.

                         QUARTER ENDED                  SIX MONTHS ENDED
                          SEPTEMBER 30                    SEPTEMBER 30
                      2000            1999             2000          1999
                      ----            ----             ----          ----
Gross Profit       $ 2,190,882      $ 814,675      $ 2,955,320   $ 1,386,800

Gross profit for the six months ended September 30, 2000 increased to $2,955,320 (or 25.5% of the Company's sales) as compared to a gross profit of $1,386,800 (or 22.4% of the Company's sales) during the same period in 1999 and gross profit for the quarter ended September 30, 2000 increased to $2,190,882 (or 31.6%) of the Company's sales as compared to a gross profit of $814,675 (or 23.6% of sales) during the same period in 1999. The increase of the Company's gross profit resulted from the increase of the Company's net sales. The relative increase of the Company's gross profit is the result of the fact that a significant part of the Company's sales had been margin.

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

                            Quarter Ended                  Six Months Ended
                             September 30                    September 30
                         2000           1999              2000          1999
                         ----           ----              ----          ----
Cost of Sales        $ 4,746,285     $ 2,687,984       $ 8,646,501   $ 4,814,895

Cost of sales was $4,746,285 for the quarter ended September 30, 2000 and $8,646,501 for the six-month period ended September 30, 2000, as compared to $2,687,984 and $4,814,895, respectively, for the same periods in 1999. Of such costs approximately 79% was attributable to carrier charges and the balance was attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. Management expects that the relative amount of cost of sales will decrease with the introduction of its new calling card services in Switzerland, Belgium and the United Kingdom.

                            Quarter Ended                  Six Months Ended
                             September 30                    September 30
                         2000           1999              2000          1999
                         ----           ----              ----          ----
Selling and
Technical Expenses     $112,828        $184,220         $147,143       $265,873

Selling and technical expenses were $112,828 for the quarter ended September 30, 2000 and $147,143 for the six-month period ended September 30, 2000 compared to $184,220 and $265,873, respectively for the corresponding periods in 1999. The primary reasons for this decrease is the fact that the Company now employs certain persons who previously had performed technical and sales services as independent contractors to the Company. This shift resulted in a decrease in technical and sales-related expenses paid to third parties.






                                   Quarter Ended            Six Months Ended
                                    September 30              September 30
                                2000           1999        2000          1999
                                ----           ----        ----          ----
General and
Administrative Expenses      $2,774,654   $1,462,268   $4,467,954    $2,496,089

General and administrative expenses were $2,774,654 for the quarter ended September 30, 2000 and $4,467,954 for the six-month period ended September 30, 2000 compared to $1,462,268 and $2,496,089, respectively, for the corresponding periods in 1999. This increase is due to the increase in the Company's activities, in particular the addition of new employees, increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses.
However, the growth of the Company's sales during the quarter and the six-month period ended September 30, 2000 exceeded the increase of general and administrative expenses by approximately 10% and 8% respectively. The depreciations increased for the quarter ended September 30,2000 to $621,373 from $359,406 from the previews year.

                              Quarter Ended            Six Months Ended
                               September 30              September 30
                           2000           1999        2000          1999
                           ----           ----        ----          ----
Net Income/(Loss)         $(884,342)    $257,003    $(1,755,381)   $(272,762)

In the quarter ended September 30, 2000, the Company realized net sales of $6,937,167 and net income of $(884,342) compared to net sales of $3,502,659 and a net loss of $257,003 during the quarter ended September 30, 1999. During the six-month period ended September 30, 2000 the Company's net sales and net loss were $11,601,821 and $(1,755,381), respectively, compared to $6,201,695 and
$(272,762), respectively, for the same periods in 1999. The net income and the increase in the Company's net loss during the three-month period and the six-month period ended September 30, 2000 is attributable to the higher operating expenses and depreciations. The relative low net loss for the quarter and the six months ended September 30,1999 is primarily attributable to the extraordinary gain achieved from the sale of Multicom.

Year 2000

The change in the calendar on January 1, 2000 had no significant impact on the Company's operations. The costs incurred to make the Company's systems year 2000 compliant were not material.


CAUTIONARY STATEMENTS

This report has been prepared by the management of the Company based on its knowledge and access to the Company's records to the extent such records have been kept at the Company's premises in Switzerland, the United Kingdom and Belgium, as well as records made available to management. Because the Company's new management was previously not actively involved in the management of the Company, it is not in a position to ascertain whether or not such records are complete or whether or not such records disclose all material facts required to be disclosed in this report. Accordingly, material facts with respect to the period covered by this report may exist which are not disclosed herein because of management's current lack of affirmative knowledge of such facts.

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


ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 30, 2000, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 783,666 shares of common stock. Various investors exercised options for 11,538 shares under a subscription agreement, dated September 20, 1997. As of September 30, 2000, the Company had received an amount equal to $2,674,797 from the exercise of the options. In connection with this issuance of such options, Interfinance Investments Co. Ltd, an affiliate of the Company, controlled by the Company`s Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 3% or $ 80,243, which has been paid. UTG entered into a agreement to purchase telecom switches March 29, 2000. The purchase price of approximately USD150,877 and was paid as follows: $60,354 in cash, a leasing agreement worth of USD30,177 and 7600 shares of common stock valued at $60,354.

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

               Not Applicable



                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: November 20, 2000       By: /s/ Ueli Ernst
                              ----------------------------------------
                              Ueli Ernst, Chairman and CEO
                              (Principal Executive Officer)


                              By: /s/ Klaus Brenner
                              ----------------------------------------
                              Klaus Brenner, Tresurer, Director

Reference is made below to exhibits indicated with the following footnotes which are incorporated herein by reference thereto:

(1) Filed with the U.S. Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form SB-2 (No. 333-8305) filed on July 17, 1996 (the "SB-2").
(2) Filed with the Commission as an exhibit to Amendment No. 1 to the SB-2 filed on August 16, 1996.
(3) Filed with the Commission as an exhibit to Amendment No. 2 to the SB-2 filed on August 30, 1996.
(4) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1996.
(5) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997.
(6) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.
(7) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.
(8) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.
(9) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(10) Filed with the Commission as an exhibit to the Company's Form S-3 filed on February 3, 1999.
(11) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.
(12) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999.
(13) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June, 1999.
(14) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly ended September 30, 1999.
(15) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly ended December 31, 1999.
(16) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 2000
(17) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 2000.

Exhibits indicated with footnote are executive contracts or compensatory plan arrangements filed in the Form 10QSB.


Exhibit No.     Description
-----------     -----------

3.1             Certificate of Incorporation of the Company (1)
3.1(a)          Amendment to Certificate of Incorporation of the Company (2)
3.1(b)          Amendment to Certificate of Incorporation of the Company (3)
3.1(c)          Amendment to Certificate of Incorporation of the Company (8)
3.2             By-laws of the Company (1)
10.1            Stock Purchase Agreement dated April 30, 1996 between
                Registrant and Tom Combrinck (2)
10.2            Subscription Agreement dated April 30, 1996 between Registrant and Interfinance Inv. Co. Ltd. for the purchase of 183,333 shares of Common Stock (2)
10.3            Subscription Agreement dated April 30, 1996 between Registrant and Interfinance Inv. Co. Ltd. for the purchase of 2,566,667 shares of Common Stock (2)
10.4            Promissory Note in the principal amount of $2,799,974, dated
                April 30 1996, by Interfinance Inv. Co. Ltd. in favor of
                Registrant (2)
10.5            Security and Pledge Agreement dated April 30, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.6            Registration Rights Agreement dated April 30, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.7            Agreement dated December 21, 1995 between Registrant and
                Telemedia International, together with Assignment dated July 1,
                1996 (2)
10.8            Lease beginning April 1, 1996 between Registrant and Guido M.
                Renggli (2)
10.9            Management Agreement dated March 14, 1996 between Registrant and Andreas Popovici (2), (11)
10.10           Management Agreement dated April 4, 1996 between Registrant and
                Franco Reinschmidt (2), (11)
10.11           Form of Customer Contract of Registrant (2)
10.12           Subscription Agreement dated August 15, 1996, between
                Registrant and Interfinance Inv. Co. Ltd., for the purchase of
                400,000 shares of Common Stock (2)
10.13           Promissory Note in the principal amount of $990,000 dated
                August 15, 1996, by Interfinance Inv. Co. Ltd., in favor of the Registrant (2)
10.14           Security and Pledge Agreement dated August 15, 1996 between
                Registrant and Interfinance Inv. Co. Ltd. (2)
10.15           Subscription Agreement dated as of January 15, 1997 between the
                Company and Interfinance Inv. Co. Ltd. (4)
10.16           Subscription Agreement dated as of November 21, 1996 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17           Joint Instructions of Registrant and Thomas Combrinck and
                Interfinance Inv. Co. Ltd. dated January 16, 1997 (5)
10.18           Consultancy Agreement effective September 1, 1996 between UTG
                Communications (Europe) AG and Birand Ltd. (5), (11)
10.19           Share Purchase Agreement among UTG Communications Belgium N.V.,
                Messrs. Luc and Tom Van den Bogart and UTG Communications
                Holding AG. (5)
10.20           Pledge Agreement among UTG Communications Belgium N.V., Messrs.
                Luc and Tom Van den Bogart and UTG Communications Holding AG.
                (5)
10.21           Employment Agreement dated June 30, 1997 between the Registrant and Keith Rhea (5), (11)
10.22           Cooperation Agreement dated August 6, 1997 between Trafficom and UTG Hungary (6)
10.23           Consulting Agreement between the Company and Telepath, Ltd.
                (7),(11)
10.24           Share Purchase Agreement dated December 29, 1997 between
                Portmann Trading AG and UTG Communications Holding AG (8)
10.25           Share Purchase Agreement dated between Portmann Trading
                AG and UTG Communications Holding AG (8)
10.26           Asset Purchase Agreement dated December 30, 1997 between UTG
                Communications (Europe) AG and UTG Communications Holding AG
                (8)
10.27           Subscription Agreement, dated as of January 16, 1998 by and between the Registrant and Medfield Investment S.A.
                ("Medfield") (8)
10.28           Agreement between Medfield and the Registrant, dated May 16,
                1998 (8)
10.29           Form of Warrant issued to Medfield (8)
10.30           Registration Rights Agreement, dated as of March 23, 1998
                between the Registrant and Medfield (8)
10.31           Settlement Agreement among Fritz K. Wolff, Birand Ltd.,
                TeleInvest Ltd. and UTG International, Inc., together with
                Share Purchase Agreement dated as of May 31, 1998 among Fritz
                K. Wolff, TeleInvest Ltd. and Interfinance Inv. Co. Ltd. (8)
10.32           Loan Agreement, dated August 13, 1998(9)
10.33           Agreement dated September 25, 1998 between Medfield and the
                Company (9)
10.34           Interconnection Agreement dated August 21, 1998 between the
                Company and Swisscom (9)
10.35           Shareholders Agreement, dated as of November 16, 1998 (10)
10.36           Co-operation and Purchase agreement with Mr. Scotti and others to acquire FM Market AG.
10.37           Compensation agreement with Ueli Ernst dated July 1,2000
10.38           Compensation agreement with Klaus Brenner dated July 1,2000
21.1            List of Subsidiaries
23.1            Consent of Merdinger, Fruchter, Rosen & Corso, P.C.
27.1            Financial Data Schedule