Form 10QSB/A
period 2000-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2000-12-18
CIK 1018402

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

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K


Signatures


                         UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                                                            Sept 30,       March 31,
ASSETS                                                       2000            2000
                                                         ------------    ------------
CURRENT ASSETS
Cash and Cash Equivalents                                $  1,287,718    $     29,580
Accounts Receivable, net of Allowance for doubtful
   Accounts of $309,811 and $372,314                        4,212,752       2,825,312
Inventory                                                   1,135,004       1,269,166
Other Receivables                                               6,423              --
Due from related Parties                                           --         337,802
Prepaid License Costs                                         572,515         649,724
Prepaid Expenses and Other Current Assets                     348,231         278,038

                                                         ------------    ------------
TOTAL CURRENT ASSETS                                        7,562,643       5,389,622

Property and Equipment, at cost, net of accumulated
  depreciation of $3,987,274 and $2,929,618                   831,809       1,505,181

Investments                                                    57,673          20,016

Goodwill, at cost, net of accumulated amortization
  of $516,642 and $238,582                                  6,101,100       6,379,160

Customer Lists, at costs, net of accumulated
  amortization of $626,044 and $517,000                       247,308         356,352

Product License Costs, net of accumulated
  amortization of $232,647 and $163,217                       465,761         535,191

Other Assets                                                   71,217          37,010
                                                         ------------    ------------
TOTAL ASSETS                                             $ 15,337,511    $ 14,222,532
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank Overdraft                                           $  1,401,978   $   1,696,148
Accounts Payable and Accrued Expenses                       7,347,767       6,428,538
Due to Related Party                                               --         808,702
Notes Payable                                                      --         210,983
Capital Lease Obligation, Current                             178,266         213,661
Deferred Revenue                                              200,166         176,564
Due to Affiliates                                                  --              --
                                                          ------------    ------------
Total Current Liabilities                                   9,128,177       9,534,596

Loans payable                                                      --         371,250

Capital Lease Obligation, long-term                           283,792         386,970

                                                         ------------    ------------
TOTAL LIABILITIES                                           9,411,969      10,292,816
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES                                      --              --
STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value, authorized
  10,000,000 shares; none issued and outstanding                   --              --

  Common Stock - $.00001 par Value, authorized
  60,000,000 shares; 5,199,216 and 3,848,299
  issued and outstanding                                           51              38

Additional Paid-in Capital                                 18,202,146      14,373,497

Treasury Stock                                               (300,000)       (300,000)

Accumulated Deficit                                       (12,384,838)    (10,868,039)

Cumulative Foreign Currency Translation Adjustment            408,183         724,220

Minority Interest                                                  --              --

                                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                  5,925,542       3,929,716
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         $ 15,337,511   $  14,222,532
                                                         ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                For the Quarter ended       For the Six Months ended
                                                     September 30,                September 30,
                                                      (unaudited)                  (unaudited)
                                               -----------------------------------------------------
                                                   2000            1999          2000        1999
                                               ------------    ------------  ----------- -----------

NET SALES                                      $ 7,122,035     $  3,502,659 $ 11,601,821  $6,201,695
COST OF SALES                                    4,931,153        2,687,984    8,646,501   4,814,895
                                               ------------    ------------  -----------   ---------
GROSS PROFIT                                     2,190,882         814,675     2,955,320   1,386,800
                                               ------------    ------------  -----------   ---------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                          --              --           --          --
Technical Fees                                       56,574         150,322       77,875     190,909
Sales Salaries                                       56,254          33,898       69,268      74,964
Other Selling Expenses                                   --              --           --          --
                                               ------------    ------------  -----------  ----------
Total Selling and Technical Expenses                112,828         184,220      147,143     265,873
                                               ------------    ------------  -----------  ----------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                           2,078,054         630,455    2,808,177   1,120,927
                                               ------------    ------------  -----------  ----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                      525,516          76,420      609,427      83,399
Salaries                                            233,991         526,351      746,009     879,183
Bad Debt Expenses                                        --          4,601           --       4,601
Depreciation and Amortization                       507,238         359,406      819,074     655,086
Professional Fees                                    98,870         108,955      144,781     212,204
Travel Expenses                                      27,817           3,500       76,400      37,952
Employment Agency Fees                                6,841          26,800        8,838      76,537
Rent Expenses                                        91,790          56,586      150,694      86,099
Association Fees                                        601          11,209          601      11,209
Insurance Expenses                                    1,892          (4,738)       4,827       4,828
Other Operating Expenses                          1,205,987         293,178    1,675,040     444,991
Advertising                                          36,839              --       36,839          --
                                               ------------    ------------  -----------  ---------
Total General and Administrative Expenses         2,737,382       1,462,268    4,272,530   2,496,089
                                               ------------    ------------  -----------  ----------
LOSS FROM OPERATIONS                               (659,328)       (831,813)  (1,464,353) (1,375,162)
                                               ------------    ------------  -----------  ----------

OTHER INCOME (EXPENSES)
Interest Income                                          --              32       26,021         112
Gain (Loss) on Sale of Subsidiaries                      --          29,104           --      29,104
Interest Expenses                                  (107,200)        (21,364)    (129,831)    (43,054)
Net Leasing Expense                                 173,024              --      173,024         --
Loss from Foreign Currency                               --        (123,786)          --    (130,732)
Loss/Profit from FX                                (132,969)             --     (132,969)        --
Other Income                                       (110,390)           (804)      11,309      14,432
                                               ------------    ------------  -----------  ----------
Total Other Income (Expenses)                      (177,535)       (116,818)     (52,446)   (130,138)
                                               ------------    ------------  -----------  ----------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                  (836,863)       (948,631)  (1,516,799) (1,505,300)

INCOME TAXES                                             --              --           --          --
                                               ------------    ------------  -----------  ----------
INCOME/(LOSS) BEFORE EXTRAORDINARY INCOME
AND MINORITY INTEREST                              (836,863)       (948,631)  (1,516,799) (1,505,300)

Extraordinary Income before Minority interest            --       1,174,590         --     1,174,590
                                               ------------    ------------  -----------  ----------
Extraordinary Income                               (836,863)        225,959   (1,516,799)  ( 330,710)
MINORITY INTEREST                                        --          31,044          --       57,948
                                               ------------    ------------  -----------  ----------
NET INCOME / (LOSS)                            $   (836,863)   $    257,003   (1,516,799)   (272,762)
                                               ============    ============  ============  ==========
EARNINGS /(LOSS) PER COMMON SHARE              $      (0.16)  $        0.12        (0.29)      (0.13)
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


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     For the Six Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
COMPREHENSIVE INCOME (Loss)

     Net Loss                                       $(1,516,799)    $  (272,762)
     Foreign Currency Translation Adjustment           (316,043)       (180,459)
                                                    -----------     -----------
COMPREHENSIVE INCOME (LOSS)                         $(1,832,842)    $  (453,221)
                                                    ===========     ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                    Common Stock     Additional                              Foreign                    Total
                                  -----------------    Paid-In     Treasury    Accumulated   Currency      Minority   Stockholders'
                                 Shares      Amount    Capital       Stock       Deficit     Adjustment    Interest     Equity
                                 ------      ------    -------       -----       -------     ----------    --------    ----------


Balance at March 31, 2000       3,848,299        38   14,373,497  $ (300,000)  $(10,868,039)  $ 724,220     $     --    $ 3,929,716

Net Loss - For the six months
Ended September 30, 2000               --        --            --                (1,516,799)                             (1,516,799)

Issuance of Common Stock        1,350,917        13    3,828,649                        --          --            --      3,828,662

Cumulative Foreign
Currency Translation Adjustment        --        --            --                        --    (316,037)          --       (316,037)

                                ---------     -----   -----------    --------   -----------   ---------     ---------    ----------
Balance at September 30, 2000   5,199,216        51 $ 18,202,146    (300,000)  $(12,384,838) $  408,183     $     --    $ 5,925,542
                                =========     =====   ===========   ========    ===========   =========     =========    ==========





               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For The Six Month ended
                                                                September 30, 2000
                                                          ----------------------------
                                                               2000            1999
                                                          --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                              $ (1,516,799)    $ (272,762)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Depreciation and Amortization                           819,074        665,086
    Changes in Certain Assets and Liabilities:
       (Increase) in Accounts Receivable                    (1,324,937)      (314,669)
       (Increase) in Other Receivables                          (6,423)      (268,641)
       Decrease / (Increase)
       in Due From Related Parties                             337,802       (210,246)
       Decrease / (Increase)
       in Prepaid License Costs                                 77,209       (144,074)
       Decrease in Prepaid Expenses and
       Other Current Assets                                    (70,193)          --
       Decrease in Inventory                                   134,162         86,943
       (Increase) / Decrease in Other Assets                   (34,207)        84,464
       Increase (Decrease)
       in Accounts Payable and Accrued Expenses                919,229       (244,706)
       (Decrease)in Due to Related Party                      (808,702)          --
       Increase in Bank Overdraft
       Increase in Deferred Revenue                             23,602           --
                                                           -----------    -----------
TOTAL CASH USED BY OPERATING ACTIVITIES                     (1,450,183)      (628,605)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in Property and Equipment, net                   ( 84,284)       (43,254)
    (Increase) of Investments                                 ( 37,657)        --
                                                            -----------    -----------
TOTAL CASH USED BY INVESTING ACTIVITIES                      ( 121,941)       (43,254)
                                                            -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

    In- / Decrease in Bank Overdraft                         ( 294,170)        68,520
    Decrease in Loans Payable                                ( 371,250)        --
    Decrease in Capital Lease Obligation, net                (  35,395)        --
    Decrease in Capital Lease Payable                        ( 103,178)       (78,778)
    Contribution to Capital                                  3,828,649        410,364
    Proceeds from Loan                                            --          142,898
    Minority Interest                                             --         (104,993)
    Decrease in Notes payable                                ( 210,983)        --
                                                           -----------    -----------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                  2,813,673        438,011
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                (16,589)      (180,459)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            1,258,138       (104,875)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   29,580        402,925
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $ 1,287,718    $   298,050
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $ ( 52,446)   $   (43,054)
                                                           ===========    ===========
    Income Taxes                                           $       --     $     --
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

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                        AS OF SEPT 30,
                                                --------------------------
                                                           2000
                                                      ------------
          Deferred Tax Assets
          Loss Carry forwards                           $4,210,000

          Less:  Valuation Allowance                    (4,210,000)
                                                      ------------
          Net Deferred Tax Assets                     $         -
                                                      ============


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

     b) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:



                                                  OPERATING         CAPITAL
                                                   LEASES            LEASES
                                                 ----------     -------------
          2001                                   $   81,898      $   149,788
          2002                                      167,320          212,248
          2003                                      167,320          118,256
          2004                                      150,495           24,860
          2005 and thereafter                        72,059            3,234
                                                 ----------     ------------
                Total Minimum Lease Payments     $  639,092          508,386
                                                 ==========
          Less: Amounts Representing Interest                        (51,585)
                                                                ------------
          Present Value of Future Minimum
           Lease Payments                                            456,801
          Less: Current Maturities                                  (213,661)
                                                                 -----------
                Total                                            $   243,740
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

             As per October 1, 2000 the Company's subsidiary in Belgium has enlarged the product line into the mobile business. It sells now very successfully entire communications packages containing mobile, fixline, internet and prepaid cards with agents and points of sales in Belgium.

             As of October 6, 2000 the Company's subsidiary Starfon Telecom Services AG entered into a acquisitions agreement with FM Market SA to acquire that company in various stages. They have an active E commerce shop and a sales organization to sell Telecom and Internet Services in Switzerland.

             On June 2, 2000, the Company's subsidiary J.M. Sontel AG, entered into a five-year lease agreement beginning July 1, 2000 for office and showroom space in Rotkreuz, Switzerland, at a yearly rental of approximately $72,000 per year.

             Subsequent to March 31, 2000, the Company has received an additional commitment of $5,500,000 of equity financing.


NOTE 9  -   GOING CONCERN

            As of September 30, 2000, the Company had a working capital deficit of $ 1,565,534 and an accumulated deficit of $12,384,838. As of September 30, 1999, the Company had a working capital deficit of $ 1,057,268 and an accumulated deficit of $ 7,495,401. The Company's loss from operation for the six months ended September 30, 2000, and 1999 were $ 1,464,353 and $1,375,162, respectively. Based upon the Company's plan of operation, the Company estimates that existing resources, and additional equity financing, together with funds generated from operations will be sufficient to fund the Company's working capital. Management believes that with the equity financing agreements it has in place that it has sufficient capital to fund current operations.

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

With respect to the Company's telecommunications business, the Company's wholesale customers are comprised of international telecom carriers and national telecoms, and the Company's retail customers are medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, the Company has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier. The Company intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which the Company may expand in the future. The interconnection with national telecommunication carriers, which became possible as a result of the deregulation of the European telecommunications markets in January 1998, enables the Company to offer both domestic and international telecommunications services to its customers and eliminates the need to route all outgoing calls through London. Management believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for the Company and will allow the Company to reduce fixed overhead costs considerably.

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

On August 13, 1998, the Company issued two notes to Blacksea Investment Ltd. in the principal amounts of $200,000 AND CHF250,000 (approximately $150,600), respectively. Both notes are included in Accounts Payable. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by the Company in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, the Company issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of the Company at $30 per share, 3,000 warrants to purchase shares of common stock of the Company at $45 per share, 3,000 warrants to purchase shares of common stock of the Company at CHF50 (approximately 30) per share, and 3,000 warrants to purchase shares of common stock of the Company at CHF75 (approximately $45) per share. All of such warrants expire on June 30, 2001. The Company received no proceeds from such issuance.

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

At September 30, 2000, the Company's bank overdraft balance was $1,401,978 compared to March 31, 2000 balance of $1,696,148.

Accounts payable and accrued expenses amounted to approximately $7,347,767 at September 30, 2000 compared to $6,428,538 at March 31, 2000. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 2000.


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

                            Quarter Ended              Six Months Ended
                            September 30,                 September 30,
                        2000            1999          2000           1999
                        ----            ----          ----           ----
Sales               $ 7,122,035     $ 3,502,659    $ 11,601,821   $ 6,201,695

During the quarter ended September 30, 2000, the Company recorded net sales of $ 7,122,035, compared to $3,502,659 during the quarter ended September 30, 1999 and during the six-month period ended September 30, 2000, the Company recorded net sales of $11,601,821 compared to $6,201,695 during the same period of the previous year. This increase in net sales is the result of increased revenue in Switzerland, Belgium and United Kingdom.Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the new pre-paid and post-paid calling card services in Switzerland, and the addition of internet services and the operations of MusicLine.

                         Quarter Ended                  Six Months Ended
                          September 30                    September 30
                      2000            1999             2000          1999
                      ----            ----             ----          ----
Gross Profit       $ 2,190,882      $ 814,675        $ 2,955,320   $ 1,386,800

Gross profit for the six months ended September 30, 2000 increased to $2,955,320 (or 25.5% of the Company's sales) as compared to a gross profit of $1,386,800 (or 22.4% of the Company's sales) during the same period in 1999 and gross profit for the quarter ended September 30, 2000 increased to $2,190,882 (or 30.8%) of the Company's sales as compared to a gross profit of $814,675 (or 23.3% of sales) during the same period in 1999. The increase of the Company's gross profit resulted from the increase of the Company's net sales. The relative increase of the Company's gross profit is the result of the fact that a significant part of the Company's sales had been margin.

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

                         Quarter Ended                  Six Months Ended
                          September 30                    September 30
                      2000           1999              2000          1999
                      ----           ----              ----          ----
Cost of Sales     $ 4,931,133     $ 2,687,984       $ 8,646,501   $ 4,814,895

Cost of sales was $4,931,133 for the quarter ended September 30, 2000 and $8,646,501 for the six-month period ended September 30, 2000, as compared to $2,687,984 and $4,814,895, respectively, for the same periods in 1999. Of such costs approximately 79% was attributable to carrier charges and the balance was attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic. Management expects that the relative amount of cost of sales will decrease with the introduction of its new calling card services in Switzerland, Belgium and the United Kingdom.

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

                                Quarter Ended            Six Months Ended
                                 September 30              September 30
                             2000           1999        2000          1999
                             ----           ----        ----          ----
General and
Administrative Expenses   $ 2,737,382    $1,462,268   $4,272,530    $2,496,089

General and administrative expenses were $2,737,382 for the quarter ended September 30, 2000 and $4,272,530 for the six-month period ended September 30, 2000 compared to $1,462,268 and $2,496,089, respectively, for the corresponding periods in 1999. This increase is due to the increase in the Company's activities, in particular the addition of new employees, increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses. However, the growth of the Company's sales during the quarter and the six-month period ended September 30, 2000 exceeded the increase of general and administrative expenses by approximately 10% and 8% respectively. The depreciations increased for the quarter ended September 30,2000 to $507,238 from $359,406 from the previews year.

                               Quarter Ended            Six Months Ended
                                September 30              September 30
                            2000           1999        2000          1999
                            ----           ----        ----          ----
Net Income/(Loss)          $(836,863)    $257,003    $(1,516,799)   $(272,762)

In the quarter ended September 30, 2000, the Company realized net sales of $7,122,035 and net loss of $(836,863) compared to net sales of $3,502,659 and a net income of $257,003 during the quarter ended September 30, 1999. During the six-month period ended September 30, 2000 the Company's net sales and net loss were $11,601,821 and $(1,516,799), respectively, compared to $6,201,695 and
$(272,762), respectively, for the same periods in 1999. The net income and the increase in the Company's net loss during the three-month period and the six-month period ended September 30, 2000 is attributable to the higher operating expenses and depreciations. The relative low net loss for the quarter and the six months ended September 30,1999 is primarily attributable to the extraordinary gain achieved from the sale of Multicom.

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


ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 30, 2000, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 783,268 shares of common stock. Various investors exercised options for 11,538 shares under a subscription agreement, dated September 20, 1997. As of September 30, 2000, the Company had received an amount equal to $2,674,794 from the exercise of the options. In connection with this issuance of such options, Interfinance Investments Co. Ltd, an affiliate of the Company, controlled by the Company`s Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 3% or $ 80,243, which has been paid. UTG entered into a agreement to purchase telecom switches March 29, 2000. The purchase price of approximately USD150,877 and was paid as follows: $60,354 in cash, a leasing agreement worth of USD30,177 and 7600 shares of common stock valued at $60,354.

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

                                 UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: December 18, 2000          By: /s/ Ueli Ernst
                                 ----------------------------------------
                                 Ueli Ernst, Chairman and CEO
                                 (Principal Executive Officer)


                                 By: /s/ Klaus Brenner
                                 ----------------------------------------
                                 Klaus Brenner, Tresurer, Director