Form 10QSB
period 2000-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2001-02-20
CIK 1018402

Document is copied.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of December 31, 2000, there were 5,328,216 shares of Common Stock, par value $.00001 per share, outstanding.

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

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K


Signatures


                         UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                                                          December 31,     March 31,
ASSETS                                                       2000            2000
                                                         ------------    ------------
CURRENT ASSETS

Cash and Cash Equivalents                                $    153,234    $     29,580
Accounts Receivable, net of Allowance for doubtful
   Accounts of $440,347 and $372,314                        4,626,061       2,825,312
Inventory                                                   1,743,349       1,269,166
Other Receivables                                                  --              --
Due from related Parties                                           --         337,802
Prepaid License Costs                                         671,374         649,724
Prepaid Expenses and Other Current Assets                     917,963         278,038
Due from Affiliates                                           651,132              --

                                                         ------------    ------------
TOTAL CURRENT ASSETS                                        8,763,113       5,389,622

Property and Equipment, at cost, net of accumulated
  depreciation of $4,341,274 and $2,929,618                   549,183       1,505,181

Investments                                                   130,011          20,016

Goodwill, at cost, net of accumulated amortization
  of $840,443 and $238,582                                  5,777,299       6,379,160

Customer Lists, at costs, net of accumulated
  amortization of $670,044 and $517,000                       203,308         356,352

Product License Costs, net of accumulated
  amortization of $331,901 and $163,217                       366,507         535,191

Other Assets                                                   11,388          37,010
                                                         ------------    ------------
TOTAL ASSETS                                             $ 15,800,809    $ 14,222,532
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank Overdraft                                           $  1,438,597   $   1,696,148
Accounts Payable and Accrued Expenses                       6,960,682       6,428,538
Due to Related Party                                               --         808,702
Notes Payable                                                      --         210,983
Capital Lease Obligation, Current                             182,558         213,661
Deferred Revenue                                              144,598         176,564
Due to Affiliates                                             465,376              --
                                                          ------------    ------------
Total Current Liabilities                                $  9,191,811       9,534,596

Loans payable                                                 476,659         371,250

Capital Lease Obligation, long-term                           259,808         386,970

                                                         ------------    ------------
TOTAL LIABILITIES                                        $  9,928,278      10,292,816
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES                                      --              --
STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value, authorized
  10,000,000 shares; none issued and outstanding                   --              --

  Common Stock - $.00001 par Value, authorized
  60,000,000 shares; 5,328,216 and 3,848,299
  issued and outstanding                                           53              38

Additional Paid-in Capital                                 18,831,776      14,373,497

Treasury Stock                                               (300,000)       (300,000)

Accumulated Deficit                                       (13,039,546)    (10,868,039)

Cumulative Foreign Currency Translation Adjustment            380.248         724,220

Minority Interest                                                  --              --

                                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                  5,872,531       3,929,716
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                         $ 15,800,809   $  14,222,532
                                                         ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                For the Quarter ended       For the Nine Months ended
                                                     December 31,                December 31,
                                                    (unaudited)                  (unaudited)
                                               -----------------------------------------------------
                                                   2000            1999          2000        1999
                                               ------------    ------------  ----------- -----------


NET SALES                                     $   5,568,515    $  4,687,475 $ 17,170,336 $10,889,170
COST OF SALES                                     3,726,297       3,425,053   12,372,798   8,238,948
                                               ------------    ------------  -----------   ---------
GROSS PROFIT                                      1,842,218       1,262,422    4,797,538   2,650,222
                                               ------------    ------------  -----------   ---------
SELLING AND TECHNICAL EXPENSES
Consulting Fees                                          --              --           --          --
Technical Fees                                      341,327           4,505      419,202     195,414
Sales Salaries                                      146,506          17,690      215,774      92,654
Other Selling Expenses                                   --              --           --          --
                                               ------------    ------------  -----------  ----------
Total Selling and Technical Expenses                487,833          22,195      634,976     288,068
                                               ------------    ------------  -----------  ----------
PROFIT/LOSS FROM OPERATIONS BEFORE GENERAL AND
ADMINISTRATIVE EXPENSES                           1,354,385       1,240,227    4,162,562   2,362,154
                                               ------------    ------------  -----------  ----------
GENERAL AND ADMINISTRATIVE EXPENSES
Management and Consulting Fees                       66,534          21,102      675,961     104,501
Salaries                                            479,706         563,467    1,225,715   1,442,650
Bad Debt Expenses                                    68,033             835       68,033       5,436
Depreciation and Amortization                       652,828         327,320    1,471,902     982,406
Professional Fees                                   163,781          45,930      308,562     258,134
Travel Expenses                                      49,388          65,862      125,788     103,814
Employment Agency Fees                                  583           4,631        9,421      81,168
Rent Expenses                                        49,914          82,241      200,608     168,340
Association Fees                                        655              75        1,256      11,284
Insurance Expenses                                    3,596           2,675        8,423       8,503
Other Operating Expenses                            823,646         304,506    2,498,686     749,498
Advertising                                          35,219              --       72,058          --
                                               ------------    ------------  -----------  ----------
Total General and Administrative Expenses         2,393,883       1,418,644    6,666,413   3,915,734
                                               ------------    ------------  -----------  ----------
LOSS FROM OPERATIONS                             (1,039,498)       (178,417)  (2,503,851) (1,553,580)
                                               ------------    ------------  -----------  ----------

OTHER INCOME (EXPENSES)
Interest Income                                         247               1       26,268         111
Gain (Loss) on Sale of Subsidiaries                   2,508           1,790           --     (27,314)
Interest Expenses                                    (9,160)         16,635     (138,991)    (59,689)
Net Leasing Expense                                (186,715)             --     ( 13,691)         --
Loss from Foreign Currency                               --         (18,953)          --    (111,779)
Loss/Profit from FX                                 492,083              --      359,114        --
Other Income                                         94,978          66,609      108,795      52,177
                                               ------------    ------------  -----------  ----------
Total Other Income (Expenses)                       393,941          66,082      341,495    (146,494)
                                               ------------    ------------  -----------  ----------
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                  (645,557)       (112,335)  (2,162,356) (1,700,074)

INCOME TAXES                                        (49,476)             --      (49,476)       (129)
                                               ------------    ------------  -----------  ----------
INCOME/(LOSS) BEFORE EXTRAORDINARY INCOME
AND MINORITY INTEREST                              (695,033)       (112,335)  (2,211,832) (1,700,203)

Extraordinary Income before Minority interest            --              --         --     1,174,590
                                               ------------    ------------  -----------  ----------
Extraordinary Income                               (695,033)         17,277   (2,211,832)     17,277
MINORITY INTEREST                                    40,325          15,275       40,325    (103,223)
                                               ------------    ------------  -----------  ----------
NET INCOME / (LOSS)                            $   (654,708)   $    (47,277)  (2,171,507)   (611,559)
                                               ============    ============  ============  ==========
EARNINGS /(LOSS) PER COMMON SHARE              $      (0.12)  $       (0.01)       (0.40)      (0.16)
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



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     For the Nine Months ended
                                                           December 31,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
COMPREHENSIVE INCOME (Loss)


     Net Loss                                       $(2,171,507)    $  (611,559)
     Foreign Currency Translation Adjustment           (343,972)       (541,707)
                                                    -----------     -----------
COMPREHENSIVE INCOME (LOSS)                         $(2,515,479)    $(1,153,266)
                                                    ===========     ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)



                                    Common Stock     Additional                              Foreign                    Total
                                  -----------------    Paid-In     Treasury    Accumulated   Currency      Minority   Stockholders'
                                 Shares      Amount    Capital       Stock       Deficit     Adjustment    Interest     Equity
                                 ------      ------    -------       -----       -------     ----------    --------    ----------



Balance at March 31, 2000       3,848,299        38   14,373,497  $ (300,000)  $(10,868,039)  $ 724,220     $     --    $ 3,929,716

Net Loss - For the nine months
Ended December 31, 2000               --        --            --                 (2,171,507)                             (2,171,507)

Issuance of Common Stock        1,479,917        15    4,458,279                         --          --           --      4,458,294

Cumulative Foreign
Currency Translation Adjustment        --        --            --                        --    (343,972)          --       (343,972)

                                ---------     -----   -----------    --------   -----------   ---------     ---------    ----------
Balance at December 31, 2000    5,328,216        53 $ 18,831,776    (300,000)  $(13,039,546)  $ 380,248    $     --    $  5,872,531
                                =========     =====   ===========   ========    ===========   =========     =========    ==========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             For The Nine Months ended
                                                                    December 31,
                                                          ----------------------------
                                                               2000            1999
                                                          --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                              $ (2,171,507)    $ (611,559)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Depreciation and Amortization                         1,471,902        982,406
    Changes in Certain Assets and Liabilities:
       (Increase) in Accounts Receivable                    (1,800,749)    (2,124,933)
       (Increase) in Other Receivables                             (--)       451,625
       Decrease / (Increase)
       in Due From Related Parties                             337,802        (14,516)
       Decrease / (Increase)
       in Prepaid License Costs                                (21,650)            --
       (Increase) Decrease in Prepaid Expenses and
       Other Current Assets                                   (639,925)      (998,344)
       (Increase)/ Decrease in Inventory                      (474,183)        95,105
       (Increase) / Decrease in Other Assets                    25,622     (1,689,074)
       Increase in Due from Affiliates                        (651,132)            --
       Increase (Decrease)
       in Accounts Payable and Accrued Expenses                532,144      2,961,900
       (Decrease)in Due to Related Party                      (808,702)            --
       Increase in Due to Affiliates                           465,376             --
       Increase in Bank Overdraft                                --           909,223
       (Decrease)/ Increase in Deferred Revenue               ( 31,966)           --
                                                           -----------    -----------
TOTAL CASH USED BY OPERATING ACTIVITIES                     (3,766,968)       (38,167)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase/Decrease in Fixed Assets, net                       --           186,219
    Decrease in Restricted Cash                                  --           336,293
    (Increase) in Goodwill                                       --        (6,855,544)
    Increase/Decrease in Customer Lists                           --           65,402
    Increase in Property and Equipment, net                   ( 72,315)          --
    (Increase) of Investments                                 (109,995)          --
                                                            -----------    -----------
TOTAL CASH USED BY INVESTING ACTIVITIES                      ( 182,310)    (6,267,630)
                                                            -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

    In- / Decrease in Bank Overdraft                         ( 257,551)        --
    Increase/Decrease in Loans Payable                         105,409        156,260
    Decrease in Capital Lease Obligation, net                (  31,103)        --
    Increase / Decrease in Capital Lease Payable             ( 127,162)       611,712
    Contribution to Capital                                  5,135,033      5,814,769
    Proceeds from Loan                                            --           --
    Minority Interest                                             --         (131,807)
    Decrease in Notes payable                                ( 210,983)       (67,649)
                                                           -----------    -----------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                  4,613,643      6,646,179
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                               (540,711)      (592,896)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              123,654       (252,514)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   29,580        402,925
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $   153,234    $   150,411
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $ (138,991)    $    59,689
                                                           ===========    ===========
    Income Taxes                                           $ ( 49,476)    $    --
                                                           ===========    ===========




NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended March 31, 2000:

    On July 5, 1999, the Company sold its 100% investment in Multicom.


    On November 15, 1999, the Company acquired 51% of MusicLine AG's common stock for 1,750,000 shares of the Company's common stock and the assignment of approximately $789,000 of accounts receivable.

Year Ended March 31, 1999:

    The Company received 23,077 shares of its common stock as consideration for payment of a $300,000 receivable due from a former officer of the Company. The common stock is recorded as treasury stock as of March 31, 1999.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


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

          4) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);

          5) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by Starfon) (see Note
               6);

          6) Starpoint Card Services LTD, ("Starpoint"), incorporated under the laws of the United Kingdom on November 18, 1998 (owned 51% by Telelines);

          7) Star Global LTD, ("Star Global"), incorporated under the laws of Jersey, Channel Islands on November 24, 1998 (owned 100% by Telelines);

          8) Music Line AG ("Musicline"), incorporated under the laws of Switzerland on July 16, 1998, owned 51% by the Company;

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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


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

                                                       AS OF DECEMBER 31,
                                                 ------------------------------
                                                      2000              1999
                                                 ------------       -----------

          Basic EPS                                    (0.40)            (0.16)
                                                  ==========          =========
          Diluted EPS                                  (0.40)            (0.16)
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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



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

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                                 Dec 31, 2000   March 31, 2000
                                                 -------------  --------------
          Telecommunications Equipment            $ 4,343,274    $ 3,973,483
          Computer Equipment and Software             274,558        150,303
          Furniture and Fixtures                      231,263        269,651
          Auto                                         41,362         41,362
                                                   -----------    -----------
                                                    4,890,457      4,434,799
          Less: Accumulated Depreciation           (4,341,274)   ( 2,929,618)
                                                  ------------   -----------
                                                  $   549,183    $ 1,505,181
                                                  ===========    ===========

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



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


                                                        AS OF DEC 31,
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

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

     a) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits are not material and accordingly, has established a reserve included in accounts payable and accrued expenses.




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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999

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

          During the quarter ended December, 31 2000 various investors exercise warrants to purchase 129.000 shares for the net proceeds of USD 629,530.


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

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


NOTE 8   -  SUBSEQUENT EVENTS

            None


The following discussion and analysis relates to the financial condition and results of operations of the Company for the quarter ended December 31, 2000. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein. All references herein to the Company shall, unless the context otherwise requires, be deemed to include UTG Communications International, Inc. and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION


GENERAL

The Company commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, the Company is operating in Switzerland, Belgium and the United Kingdom.

From inception through December 31, 2000, the Company has received an aggregate of approximately $18,831,776 in equity capital. Since inception, the Company's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

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

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, the Company has developed an Internet strategy. The Company has become an Internet service provider (ISP) to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. The Company intends to offer these services (and related consulting and support services), to retail and other Internet services providers in Europe. The Company also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

The Company deems an expansion into Internet-related services, such as E-commerce, with its expected high growth potential, a competitive necessity in the markets in which it currently operates. The Company believes that establishing an e-commerce business will synergistically supplement its conventional telecommunications services and its newly developed Internet services.

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

Effective September 30, 1997, the Company sold to a limited number of accredited or sophisticated investors 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of common stock at a price of $7.80 per share. At September 30, 1997, $125,000 of the total $200,000 had been received by the Company, and the remaining $75,000 was fully paid by October 6, 1997. All the warrants issued in this offering were exercise prior to September 30, 2000.

On March 23, 1998, the Company issued 250,000 shares of common stock at a purchase price of $2.00. The shares may be referred to as the "basic shares." For each basic share purchased, Medfield received three warrants, each to purchase one share of common stock, which warrants will expire 5 years from date of issuance and are exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under this subscription agreement, UTG had the right to request that the subscriber purchase up to an additional 500,000 basic shares of common stock upon the same terms as the initial purchase. Thus, Medfield purchased a total of 750,000 basic shares and had the right to purchase a total of 2,250,000 additional shares (750,000 at $2.00; 750,000 at $3.00; 750,000 at $4.50).

For the quarter ended March 30, 1998, Medfield purchased 284,231 basic shares at $2.00 for a total investment of $568,462.

For the fiscal year ended March 30, 1999, Medfield purchased an additional 4087,026 basic shares at $2.00 for a total of $816,052.

For the fiscal year ended March 30, 2000, Medfield purchased 57,743 basic shares for a total investment of 115,486. Thus, all of the 750,000 basic shares were purchased by the end of fiscal year 2000.

For the fiscal year March 30, 2000, Medfield also exercised 329,366 warrants at $2.00 for an investment of $658,732.

For the quarter ended June 30, 2000, Medfield exercised the remaining 420,634 warrants at $2.00 for an investment of $841,268, and 135,477 warrants at $3.00 for an investment of $406,431.

In the quarter ended September 30, 2000, Medfield exercised the remaining 614,523 warrants at $3.00 for an investment of $1,843,569, and 169,143 warrants at $2.50 for an investment of $761,143.

In the quarter ending December 31, 2000, Medfield exercised 129,000 warrants at $4.50 for an investment of $580,000.

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

In October 2000, Starfon, a subsidiary of the Company, entered into an agreement with the major shareholders of FM Finance Market S.A., Mr. Massimo Scotti and Mr. Claudio Zambon. Pursuant to this agreement, Starfon is to acquire 95% of the outstanding common stock of FM at a price to be determined. The stock shall be purchased on three separate dates: April 30, 2001;
October 31, 2001; April 30, 2002. FM Finance Market S.A. is a international internet platform in four languages for E Commerce. It also has an active marketing organization to sell telecom and internet products in Switzerland.


FINANCIAL CONDITION

The Company believes that its network has adequate switching capacity to serve projected volume of traffic through the year ending December 2001. The Company initially designed its network to take advantage of deregulation across Europe. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to a switch in London for routing. The selected path is based on the least expensive route. This provides a large amount of flexibility to the Company, while ensuring the quality of the connections at the lowest cost. With this distributive architecture, the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows the Company to take full advantage of its network flexibility.

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

At December 31, 2000, the Company's bank overdraft balance was $1,438,597 compared to March 31, 2000 balance of $1,696,148.

Accounts payable and accrued expenses amounted to approximately $6,960,682 at December 31, 2000 compared to $6,428,538 at March 31, 2000. This increase is the result of the increase in the Company's business volume and investments made during the fiscal year ended March 31, 2001.

As a result of the expected growth of the Company's telecommunications, internet and data business in Switzerland, Belgium and UK, the expected growth in Musicline's music CD distribution and production business, the introduction of Internet services and e-commerce business, and on-going reorganization of the Company's wholesale business, management expects a further increase in revenues during the quarter ending December 31, 2000 and a further reduction of the Company's operating loss, although no assurances can be given in this regard.

RESULTS OF OPERATION

During the quarter ended December 31, 2000, the Company generally achieved the expected gross margins in its business except from sales of the Company's wholesale products which have not met management expectations.

                            Quarter Ended              Nine Months Ended
                             December 31,                 December 31,
                        2000            1999          2000           1999
                        ----            ----          ----           ----
Sales               $ 5,568,515     $ 4,687,475    $ 17,170,336   $ 10,889,170

During the quarter ended December 31, 2000, the Company recorded net sales of $ 5,568,515, compared to $4,687,475 during the quarter ended December 31, 1999 and during the nine-month period ended December 31, 2000, the Company recorded net sales of $17,170,336 compared to $10,889,170 during the same period of the previous year. This increase in net sales is the result of increased revenue in Switzerland, Belgium and United Kingdom. Management expects an additional increase in the Company's net sales as a result of the increase in revenues from the new pre-paid and post-paid calling card services in Switzerland and U.K., and the addition of internet services and the operations of MusicLine.
The quarterly revenue for December 31, 2000 is lower than the previous quarter due to normal seasonal decrease in revenues in November and December 2000.


                         Quarter Ended                  Nine Months Ended
                          December 31                     December 31
                      2000            1999             2000          1999
                      ----            ----             ----          ----
Gross Profit       $ 1,842,218      $ 1,262,422      $ 4,797,538   $ 2,650,222

Gross profit for the nine months ended December 31, 2000 increased to $4,797,538 (or 27.94% of the Company's sales) as compared to a gross profit of $2,650,222 (or 24.3% of the Company's sales) during the same period in 1999 and gross profit for the quarter ended December 31, 2000 increased to $1,842,218 (or 33.08%) of the Company's sales as compared to a gross profit of $1,262,422 (or 26.9% of sales) during the same period in 1999. The increase of the Company's gross profit resulted from the increase of the Company's net sales. The relative increase of the Company's gross profit is the result of the fact that a significant part of the Company's sales had an increased margin.

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

                         Quarter Ended                  Nine Months Ended
                          December 31                     December 31
                      2000           1999              2000          1999
                      ----           ----              ----          ----
Cost of Sales     $ 3,726,297     $ 3,425,053       $12,372,798   $ 8,238,948

Cost of sales was $3,726,297 for the quarter ended December 31, 2000 and $12,372,798 for the nine-month period ended December 31, 2000, as compared to $8,238,948 and $3,425,053, respectively, for the same periods in 1999. Of such costs approximately 64 % was attributable to carrier charges and the balance was attributable to costs for leased lines and related activities. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on the Company's ability to generate high volumes of traffic.


                            Quarter Ended               Nine Months Ended
                             December 31                  December 31
                         2000           1999           2000          1999
                         ----           ----           ----          ----
Selling and
Technical Expenses     $487,833        $22,195      $634,976       $288,068

Selling and Technical Expenses were $487,833 for the quarter ended December 31, 2000 and $634,976 for the nine-month period ended December 31, 2000 compared to $22,195 and $288,068, respectively for the corresponding periods in 1999. The primary reason for this increase is the fact that the Company has re-allocated the costs previously accounted in General expenses now to Selling and Technical Expenses. The Company has maintained the same sales and technical staff since December 1999.

                                Quarter Ended            Nine Months Ended
                                 December 31              December 31
                             2000           1999        2000          1999
                             ----           ----        ----          ----
General and
Administrative Expenses   $2,393,883    $1,418,644   $6,666,413    $3,915,734


General and administrative expenses were $2,393,883 for the quarter ended December 31, 2000 and $6,666,413 for the nine-month period ended December 31, 2000 compared to $1,418,644 and $3,915,734, respectively, for the corresponding periods in 1999. This increase is due to the increase in the Company's activities, in particular the addition of new employees, increased depreciation and amortization expenses related to newly acquired equipment and increased travel and other administrative expenses. For the quarter ended December 31,2000 the depreciation increased to $652,828 from $327,320 for the previous year.



                               Quarter Ended            Nine Months Ended
                                December 31               December 31
                            2000           1999        2000          1999
                            ----           ----        ----          ----
Net Income/(Loss)          $(654,708)    $(49,783)    $(2,171,507)   $(611,559)

In the quarter ended December 31, 2000, the Company realized net sales of $5,568,515 and net loss of $(654,708) compared to net sales of $4,687,475 and a net loss of $(49,783) during the quarter ended December 31, 1999. During the nine-month period ended December 31, 2000 the Company's net sales and net loss were $17,170,336 and $(2,171,507), respectively, compared to $10,889,170 and
$(611,559), respectively, for the same periods in 1999. The net income and the increase in the Company's net loss during the three-month period and the nine-month period ended December 30, 2000 is attributable to the higher operating expenses and depreciation. The relative low net loss for the quarter and the nine months ended December 31, 1999 is primarily attributable to the extraordinary gain achieved from the sale of Multicom. Without the calculation of depreciation of $652,828 the Company would have a loss of $1,880 for this quarter only.


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

Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in the Company's Registration Statement on Form S-3/A, Registration No. 333-8305, which was declared effective on June 11, 1999, the information detailed in the Company's Form 10-KSB for the fiscal year ended March 31, 2000 and this Form 10-QSB under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Company's other filings with the Securities and Exchange Commission.

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


ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective December 31, 2000, the Company exercised a call option under a subscription agreement, dated January 16, 1998 and sold to an accredited and sophisticated investor 129,000 shares of common stock. As of December 31, 2000, the Company had received an amount equal to $629,530 from the exercise of the option. In connection with this issuance of such options, Interfinance Investments Co. Ltd., an affiliate of the Company, controlled by the Company's Chief Executive Officer, acted as placement agent and is entitled to a placement fee of 3% or $ 19,470, which has not been paid. These transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by Section 4(2) thereunder.


ITEM 5. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not Applicable


ITEM 7. OTHER INFORMATION

         Not Applicable








On February 14, 2001 the Company filed a form 8-A12G in connection with its initial public offering dated August 30, 1996. On February 15, 2001 the Company filed a registration statement on form SB-2 to register 3,844,291 shares of Common Stock, 724,000 Common Stock Purchase Warrants, 48,000 Employee Stock Options, as well as the Common Stock underlying such warrants and options. All of the shares of Common stock, warrants and options are being offered by selling security holders of the Company.


Part II

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27            Financial Data Schedule.

      (b)   Reports on Form 8-K

             On December 15, 2000 the Company filed in form 8-K to report the Starfon' s agreement with the two shareholders to acquire a majority of the outstanding Common stock of FM Finance Market S.A.





                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: February 20, 2001          By: /s/ Ueli Ernst
                                 ----------------------------------------
                                 Ueli Ernst, Chairman and CEO
                                 (Principal Executive Officer)


                                 By: /s/ Klaus Brenner
                                 ----------------------------------------
                                 Klaus Brenner, Treasurer, Director