Form 10KSB
period 2001-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2001-07-23
CIK 1018402

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2001


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

Yes |X|   No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenue for its most recent fiscal year (year ended March 31, 2001 were $19,322,973.

The aggregate market value on June 30, 2000 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $27,325,000. For purposes of this calculation only, all directors and officers of the registrant and all holders of 5% or more of the Company's Common Stock have been deemed to be affiliates of the Company. As of June 30, 2001, 5,705,836 shares of Common Stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES |_|   NO |X|

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

UTG is a provider of voice, fax and data management telecommunication services in Switzerland, Belgium and the United Kingdom. UTG provides such services at prices which are generally below those of major telecom carriers. In addition, UTG has entered into agreements with various international telecom carriers which state that UTG may resell telecom minutes at a profit. UTG provides local support and round-the-clock customer service to its customers.

UTG's operations are, to a large extent, dependent on UTG's ability to obtain additional financing. There can be no assurance that UTG will obtain the financing necessary to support its plan of operation. At March 31, 2001, UTG had an accumulated deficit of $21,082,392 and a net loss of $6,571,057. Cash used in operations for the 12 months ended March 31, 2001 was $3,205,004. UTG was formed in April 1996; we have a limited operating history on which to evaluate our prospects.

UTG commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Since inception, UTG's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

With respect to UTG's telecommunications business, UTG's wholesale customers are comprised of international telecom carriers and national telecommunications companies. UTG's retail customers are medium-sized companies located in Switzerland, Belgium and the United Kingdom. In Switzerland, UTG has entered into an interconnection agreement with Swisscom, the national Swiss telecommunications carrier. UTG intends to enter into interconnection agreements with telecommunications carriers in the United Kingdom, Belgium and other European countries into which UTG may expand in the future. Management believes that entering into interconnection agreements with national telecommunications carriers will result in an increase in traffic volume for UTG and will allow UTG to reduce fixed overhead costs considerably.

UTG holds an International Simple Resale license in the United Kingdom and, during the fiscal year ended March 31, 1999, was granted an International Facility License by the United Kingdom. An international simple resale license may be referred to as an ISR license. An international facility license may be referred to as an IFL. The ISR license permits UTG to engage in the resale of international telecommunication services in the United Kingdom and the IFL license enables UTG to own facilities for international services such as circuits. By operating its own facilities, UTG can avoid the costs associated with leased line charges and, accordingly, reduce its operating expenses. UTG owns facilities in the United Kingdom.

During the quarter ended September 30, 1999, UTG completed its development of a credit card based phone service for the Swiss market. UTG launched this product together with the Manor Group, a large department store chain in Switzerland on July 19, 1999. This product allows holders of credit cards issued by Manor to use the credit card as a post-paid phonecard and to benefit from discounts for international and national long distance telecommunication services.

While UTG's retail operations were initially limited to Switzerland, UTG has begun to expand its operations through subsidiaries and joint ventures into other European countries. In June 1997, UTG, through its wholly owned subsidiary, UTG Communications Belgium, N.V., consummated the purchase of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of approximately 1,200 customers. UTG's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit.

During the fiscal year ended March 31, 1998, in order to permit full business operations under Swiss law, UTG Communications Holding AG was renamed UTG Telecom AG. Effective May 26, 1998, for marketing reasons, UTG Telecom AG's name was again changed to Starfon Telecom Services AG.

Since the regulatory opening of the Swiss and European telecommunications markets on January 1, 1998, it is no longer necessary to route all outgoing calls via London. Applicable telecommunications regulations now permit interconnection with all European countries. This revision is expected to save UTG a considerable amount of fixed overhead costs, and management believes that this development is likely to facilitate economical self-sustaining operations for UTG within a shorter period of time than originally contemplated.

During the fiscal year ended March 31, 1999, UTG entered into a joint venture with 8 individual distributors for the purpose of establishing a distribution network for telecommunications cards in the United Kingdom. UTG and its 8 distribution partners formed StarPoint. StarPoint is located in London, with UTG, through Starfon, holding 51% of Starpoint's equity and UTG's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, UTG formed StarGlobal Ltd., a wholly-owned, through Telelines, subsidiary organized under the laws of the United Kingdom, with the intent to resume UTG's wholesale and carrier-to-carrier business. StarGlobal believes its equipment can handle traffic worth USD 25 million per year, with a gross margin of about 5% to 8% depending on the destination.

In 1999, UTG, through Starfon, successfully tested its credit card-based phone services in Switzerland with a limited group of users. UTG's product is intended to enable a credit card holder to use the credit card as a post-paid phonecard. As a result, users of UTG's services benefit from discounts for international and national long distance telecommunications services compared to rates being offered by Swisscom and other major telecom service providers in Switzerland. UTG is has launch of this product together with a major retail chain in Switzerland which is currently marketing these phone cards.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, UTG has developed an Internet strategy. UTG has become an Internet service provider to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. UTG offers these services and the related consulting and support services, to retail and other Internet service providers in Europe. UTG also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution.

UTG deems an expansion into Internet-related services as a competitive necessity in the markets in which it currently operates. UTG believes that establishing an e-commerce business will compliment its conventional telecommunications services and its newly developed Internet services with a business with high growth potential. UTG will require additional financing to implement its business to business plan.

UTG will carefully evaluate expansion of its operations into other European countries as and when business, market and regulatory conditions permit. There can be no assurance that UTG's efforts in any of the foregoing countries will result in successful commercial operations.

Organization

UTG was incorporated in the State of Delaware on April 17, 1996. UTG owns all of the equity of Starfon Telecom Services AG (previously UTG Communications Holding AG and UTG Telecom AG), a Swiss company with operations in Switzerland and wholly-owned subsidiaries in Switzerland and Belgium.

On April 2, 1997, Starfon founded UTG Communications Hungary, Kft., a company incorporated under the laws of Hungary, and on April 8, 1997, Starfon consummated the purchase of its 49% interest in Tibesta Ltd. for a purchase price of $10,551. On June 9, 1997, Metatel, a company wholly owned by Tribesta, founded UTG Communications France S.A. ("UTG France"), a 94% owned company with an office located in Paris. Metatel's initial investment in UTG France was 750,000 FRF or approximately $129,500 of which 49% was paid by UTG. On October 7, 1997, UTG transferred its interests in UTG Hungary and another subsidiary of UTG, UTG Poland which in management's opinion was immaterial to UTG's operations, to Mr. Fritz Wolff, a former Chief Executive Officer and director of UTG in connection with Mr. Wolff's resignation from his functions with UTG in return for the assumption of all liabilities of such companies by Mr. Wolff. As of September 30, 1997, the French companies had ceased their operations.

Effective as of December 1, 1997, and November 30, 1997, respectively, UTG sold its subsidiaries, UTG (Network) Ltd., a company organized under the laws of the United Kingdom, and UTG Communications (Europe) AG, a corporation incorporated under the laws of Switzerland, to Portmann Trading SA, a corporation incorporated under the laws of Panama with interests in the telecommunications and energy industries.

On July 28, 1998, UTG formed a new wholly-owned subsidiary, Telelines International SA, a company organized under the laws of Panama. Telelines is intended to be a sub-holding company for new subsidiaries of UTG.

On November 18, 1998, StarPoint was incorporated in the United Kingdom as a 51%-owned subsidiary of Telelines. The remaining 49% interest in Starpoint is owned by 8 distribution partners of UTG. StarPoint is distributing different telephone card products in United Kingdom to about 1000 customers. In exchange for their 49% interest in StarPoint, the 8 distributors contributed their existing businesses and customer bases to StarPoint and agreed to work exclusively for StarPoint for a minimum of 24 months. UTG has a three-year call option to acquire its partners' 49% interest in StarPoint for cash and/or UTG common stock. The exercise price is equal to the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option.

UTG intends to distribute its own telephone cards and other card services currently under development through StarPoint. In addition, UTG plans to increase the estimated 5,500 of StarPoint's points of sales in the United Kingdom and to expand into other areas if attractive opportunities arise. UTG's management expects that StarPoint will have a positive impact on UTG's revenues and profit margin. UTG believes that as a result of StarPoint's strong buying power, StarPoint should benefit from an increased margin on the resales of the telephone card products previously sold by the 8 distributors.

On November 24, 1998, a 100%-owned subsidiary of Telelines, StarGlobal Ltd., was incorporated under the laws of Jersey, Channel Islands. It is intended that StarGlobal will operate as the wholesale and the carrier-to-carrier business in the United Kingdom and Europe and is intended to optimize the rate structure within the UTG group. It is further intended that StarGlobal will buy fiber-optic lines to destinations, especially in Europe and the United States. StarGlobal is currently able to handle traffic and create its own products worth approximately $25 million per year beginning in 2000 with a gross margin of about 5% to 8% depending on the products and the destinations. UTG has no immediate plans to expand StarGlobal into Europe or the United States.

During the fiscal year ended March 31, 1999, UTG entered into a joint venture agreement with eight individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. UTG and its eight distribution partners formed StarPoint Card Services Ltd., located in London with UTG holding 51% of StarPoint's equity and UTG's partners holding the remaining 49%. In addition, during the fiscal year ended March 31, 1999, UTG formed StarGlobal Ltd., a wholly-owned indirect subsidiary organized under the laws of the United Kingdom, with the intent to resume UTG's wholesale and carrier-to-carrier business.

On November 15, 1999, UTG acquired a majority of the capital stock of MusicLine AG, a Swiss corporation, through the purchase of 51% of MusicLine's outstanding common stock, all of which was owned by Ueli Ernst, UTG's Chairman and Chief Executive Officer. Pursuant to a stock purchase agreement, dated as of August 9, 1999 between UTG and Mr. Ernst, in consideration for Mr. Ernst's holdings in MusicLine, UTG issued Mr. Ernst 1,750,000 shares of UTG's common stock, assigned to Mr. Ernst accounts receivables in the principal amount of approximately $790,000, and, agreed to issue Mr. Ernst an additional 350,000 shares of UTG's common stock if MusicLine's net profits reach at least $300,000 during the fiscal year ending March 31, 2000 or March 31, 2001. The market value of UTG's common stock at that time was $3.00 per share. At a stockholders meeting held on October 22, 1999, UTG's stockholders, other than Mr. Ernst or persons affiliated or associated with him, approved such stock purchase agreement by an affirmative vote of more than two-thirds of the shares of common stock held by such stockholders. The closing of this transaction occurred on November 15, 1999.

MusicLine is a Swiss-based wholesale and retail music CD distribution and production company with a European client base. MusicLine has the rights to sell approximately 20,000 music titles in CD format as well as on the Internet. MusicLine produces about 4,000 different music compilations per year. UTG expects this acquisition to provide it with Internet opportunities, specifically in the business-to-business and business-to-consumer e-commerce sectors, although there can be no assurance in that respect.

In October 2000, Starfon, a subsidiary of UTG, entered into an agreement with FM Finance Market S.A., Mr. Massimo Scotti and Mr. Claudio Zambon. Both Mr. Scotti and Mr. Zambon are controlling shareholders of FM Finance Market S.A. Pursuant to this agreement, Starfon is to acquire 95% of the outstanding common stock of FM at a price to be determined. The stock shall be purchased on three separate dates: April 30, 2001; October 31, 2001; April 30, 2002. As of the date of this filing, the contract has not been consummated. FM Finance Market S.A. is an international internet platform in four languages for e-commerce telecommunications and internet products in Switzerland.

Unless the context otherwise requires, all references herein to UTG shall include UTG and its subsidiaries. UTG's principal executive offices are located at Limmattalstrasse 10, 8954 Geroldswil, Switzerland, and its telephone number is 01141-1-749-3103.

Industry


Growth and change in the telecommunication industry have been fueled by a number of factors, including greater consumer demand, globalization of industry, increases in international business travel, privatization of incumbent telephone operators, and growth of computerized transmission of voice and data information. These trends have sharply increased the use of, and reliance upon, telecommunication services throughout the world. UTG believes that at the same time, businesses and residential customers have encountered higher prices with poorer quality and service which were, and in some cases still are, characteristic of many incumbent telephone operators. Demand for improved service has created opportunities for private industry to compete in the international telecommunication market. Increased competition, in turn, has spurred a broadening of products and services, and new technologies have contributed to improved quality and increased transmission capacity and speed.

Consumer demand and competitive initiatives have also acted as a catalyst for government deregulation, especially in developed countries. Deregulation began in the United States in 1984 with the divestiture of AT&T and the spin-off of the regional Bell operating companies. Equal access to customers followed thereafter for all United States carriers. In Europe, deregulation began in the United Kingdom with the privatization of British Telecommmunication, also in 1984. Deregulation spread to the rest of Europe with the adoption of the European Union Directive on Competition in the Markets for Telecommunication Services in 1990. A series of subsequent EU directives, reports and actions have resulted in substantial deregulation of the telecom industries in most EU countries. Other governments have begun to allow competition for value-added and selected other telecommunications services and features, including data and facsimile services. In February 1997, 69 countries, including the United States, Japan, Switzerland, South Africa and all of the member states of the EU, entered into the World Trade Organization Agreement with the goal of increasing competition among telecom providers in such markets beginning in 1998. In many countries, however, the rate of change and emergence of competition remains slow and the timing and extent of future deregulation is uncertain.

Long distance telecommunication carriers can be divided into two groups: transmission facilities-based companies and non-transmission facilities-based companies (resellers). Transmission facilities-based carriers, such as AT&T, British Telecom and Swisscom, the Swiss incumbent carrier, own their own long distance interexchange or transmission facilities and originate and terminate calls through local exchange systems. Profitability for transmission facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. All of the first- and most of the second-tier long distance companies are transmission facilities-based carriers which generally offer service over broad geographic areas. Most transmission facilities-based carriers in the third tier of the market offer their service only in a limited geographic area. Some transmission facilities-based carriers contract with other transmission facilities-based carriers to provide transmission where they have geographic gaps in their facilities.

Resellers, such as UTG, carry their long distance traffic over transmission lines leased from transmission facilities-based carriers, originate and terminate calls through local exchange systems or "competitive access providers" and contract with transmission facilities-based carriers to provide transmission of long distance traffic either on a fixed rate lease basis or a call volume basis. Profitability for resellers is dependent largely on their ability to generate on a continuing basis revenue volume which is sufficient in size to permit them to negotiate attractive pricing with one or more transmission facilities-based carriers.

Switch-based telecommunication companies, such as UTG, own or lease one or more switches, which are computers that direct telecom traffic to form a transmission path between a caller and the recipient of a call. All transmission facilities-based carriers are switch-based, as are many resellers, including UTG. Switchless resellers depend on one or more transmission facilities-based carriers or switch-based resellers for transmission and switching facilities. UTG believes that owning its switches reduces its reliance on other carriers and enables it to efficiently route telecom traffic over the least-cost routes and to control costs and record data and customer information.

Services

UTG offers voice, fax and data transmission services in customized packages designed to suit customers' needs. UTG's use of digital compression technology allows UTG to lease fewer lines and offer reduced calling tariffs. It is UTG's policy to provide all of its customers with high-quality service, local support, round-the-clock customer service and full network redundancy. Additionally, UTG's customers receive comprehensive billing packages. UTG's standard monthly statement includes a management summary report and a call detail report recording every long distance call. Optional reports include call summaries by account code, area or city code, international destination and time-of-day. This information is available to customers in the form of hard copy, magnetic tape or disk.

UTG also offers credit card-based telephone services and Internet services as an Internet Service Provider (including related consulting and support services), and intends to operate Internet shopping platforms for its telecommunications services and other industries, including music, media and software distribution, and ultimately to provide Internet-based telecommunications services, including Internet telephony.

Business Strategy

UTG's objective is to build a broad and profitable European market presence and to further develop both its switch-based and facility -based infrastructure. UTG believes that it is well-positioned to take advantage of telecommunication deregulation in Switzerland and countries in the EU by positioning itself between major full service high-priced telecommunication carriers and no-service cut-rate telecom minutes resellers. UTG believes that it will retain and add customers who wish to save on their telecommunication expenses and who demand a high level of service.

UTG believes it enjoys certain competitive advantages over global telecommunication carriers and incumbent telephone operators: (1) UTG believes that its target customers make decisions primarily based on price, and UTG's prices are generally lower than those charged by global telecommunication companies and incumbent telephone operators; (2) the small and medium-sized business market has traditionally been ignored by the global telecommunication companies and incumbent telephone operators; (3) UTG believes it can continue to attract seasoned telecommunication managers who seek the advantages offered by smaller companies; and (4) UTG is able to move quickly into new markets with new telecom services, as compared to larger organizations which are slower to respond to changing market conditions.

In addition, UTG intends to benefit from the opportunities offered by the Internet, especially routing telephone calls through the Internet by taking advantage of the efficiencies created by its existing switches and UTG's access to the Internet backbone. UTG believes that it is a competitive necessity to become an Internet Service Provider in the markets in which it operates. UTG also believes that the operation of Internet sales platforms will enhance its ability to sell its telecommunications services and permit UTG to supplement conventional telecommunications services and its newly developed Internet services with a business with high growth potential. However, UTG will require additiional funding to begin to use and market the Internet as a connection for telephone communcation.


Sales and Marketing

UTG primarily targets customers with between $1,000 and $25,000 of monthly telephony usage. UTG believes that, in addition to being price sensitive, these customers tend to be focused on customer service and are more likely to rely on one or two carriers for their telecommunication needs. UTG strives to be more cost-effective and responsive to the needs of its customers than its major competitors. Since January 1998, UTG's customers in Switzerland have increased from approximately 110 to approximately 2500. In June 1997, UTG consummated the purchase, for approximately $317,000, of Multicom NV, a long distance reseller headquartered in Antwerp, Belgium with a base of approximately 400 small and medium-sized business customers. Since then UTG has increased the number of customers in Belgium to approximately 3000. In Germany, UTG continues to explore opportunities to offer voice and data telecommunication services, as well as telecommunication services for credit cards, debit cards and customer cards. There can be no assurance that UTG's efforts in Germany or any of UTG's other current or future plans and arrangements will be successful. UTG's goal is to continue to expand its operations into other European countries as and when business, market and regulatory conditions permit.

UTG's principal sales offices are located in Switzerland, the United Kingdom and Belgium. UTG markets its services through UTG's internal sales force, independent sales agents and strategic arrangements. UTG currently has a total of 20 internal sales personnel and approximately 110 independent sales agents. In 1999 UTG established a new call center in Switzerland which not only provides existing and potential Swiss customers with responses to service related inquiries, but is also engaged in telemarketing activities to generate leads for UTG's internal sales force and independent sales agents.

UTG has been marketing its credit card-based telephone services together through the Manor Group, a department store chain in Switzerland. In addition, UTG intends to operate Internet sales platforms and to market its telecommunications and other products and services through such platforms.

No customer currently accounts for more than 5% of UTG's total revenue.


Network


UTG's network consists of 4 switches located in Switzerland, 3 company-owned POPs located in Belgium, 2 switches located in United Kingdom; and leased access to major international telecommunication carriers' networks with over 100 POPs throughout Europe. A point of presense is the location of a switch. UTG's switches route calls over networks owned by international telecom carriers with whom UTG has entered into volume discount contracts. UTG's switches include least-cost routing software designed to route calls in the most efficient available manner. Direct dial customers access UTG's network via direct access lines. Indirect dial customers access UTG's network via local incumbent telephone operators. In 1998, the interconnection with the incumbent carrier, Swisscom, and other carriers became fully operational in Switzerland. In Belgium, UTG is interconnected with the national networks of various carriers. UTG entered into an interconnection agreement with the incumbent carrier in the United Kingdom.

UTG generally utilizes network redundant, highly automated advanced telecommunication equipment in its network and has diverse alternate routes available in case of component or facility failure. Automatic traffic rerouting enables UTG to provide a high level of reliability for its customers. Computerized network monitoring equipment facilitates fast and accurate analysis and resolution of network problems. UTG provides customer service and support, 24-hour network monitoring, trouble reporting and response, service implementation, coordination, billing assistance and problem resolution. UTG controls all of its billing services through its switches.

Substantially all of the lines linking UTG's POPs to its switches are leased from various providers and carriers. UTG believes that its network has adequate switching capacity to serve UTG's present volume of traffic through the December 31, 2002.

Information Systems


UTG has invested substantial resources to implement sophisticated information systems, which UTG believes are integral to being competitive and to effectively managing its business. UTG plans to continue to invest substantial capital and resources to enhance its information systems. UTG's information systems enable it to provide high quality customer service and customized billing information, to track sales, to provide network security, to provide network trouble shooting, and to generate administrative and marketing reports.


Regulatory Matters

UTG's provision of telecommunications services is subject to extensive and rigorous government regulation by the European Union and the national regulatory authorities of Switzerland, Belgium, the United Kingdom and other countries in which UTG may operate in the future. Each country in which UTG conducts its business has a different regulatory scheme and requirements. UTG believes that it is in substantial compliance with applicable laws and regulations. To the extent that such laws and regulations are changed or new laws or regulations are adopted by the EU or any country in which UTG operates, UTG may be required to obtain additional licenses or renew, modify or replace existing licenses. UTG has been granted an International Simple Resale license in the United Kingdom. The ISR license permits UTG to engage in the international resale of telecom services. UTG has also received an International Facility License from the United Kingdom Department of Trade and Industry. The IFL permits UTG to own international facilities such as circuits, thereby enabling UTG to gain a cost advantage by eliminating leased-line charges.

In 1998 the Swiss telecommunications regulatory authority, Bacom, issued several licenses for various proprietary telephone numbers and codes, including an International Signaling Point Code, which allows UTG's switches to be recognized by switches worldwide.

Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect current regulatory approvals and affect the timing of, or prevent UTG from obtaining, future regulatory approvals. The effect of changes in governmental regulation may be to delay for a considerable period of time, or to prevent, the marketing and commercialization of products or services of UTG and/or to impose costly requirements on UTG. There can be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect UTG.

Competition


The telecommunication industry is highly competitive and is significantly influenced by the marketing and pricing decisions of competitors. In each of its markets, UTG competes primarily on the basis of price, quality of service, and breadth of services offered. The telecommunication industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to offers of lower rates or promotional incentives from competitors. The industry has experienced and will continue to experience rapid regulatory and technological change. Many competitors in each of UTG's current and proposed markets are significantly larger than UTG, have substantially greater resources than UTG, control transmission lines and larger networks than UTG and may have long-standing relationships with UTG's target customers.

A non-transmission facilities-based carrier is a company which buy services from one source and resells them; it does not own its own switch with which to route phone communications. A non-transmission facilities-based carrier such as UTG, depends largely upon the amount of traffic that it can commit to the transmission facilities-based carrier and the resulting volume discount it can obtain. Subject to contract restrictions and customer brand loyalty, resellers like UTG may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The relationship between resellers and the larger transmission facilities-based carriers is twofold. First, a reseller is a customer of the services provided by the transmission facilities-based carriers, and that customer relationship is predicated primarily upon the pricing strategies of the first tier companies. The reseller and the transmission facilities-based carriers are also competitors. The reseller will attract customers to the extent that its pricing for customers is generally more favorable than the pricing offered the same size customers by larger transmission facilities-based carriers. Transmission facilities-based carriers have been aggressive in developing discount plans which have had the effect of reducing the rates they charge to customers whose business is sought by the reseller. Thus the business success of a reseller is significantly tied to the pricing policies established by the larger transmission facilities-based carriers.

Currently, UTG's main competitors in Switzerland are Swisscom, which controls almost all of the Swiss telecom market, Sunrise and Diax. In addition, there are a number of smaller companies providing telecom services in Switzerland. UTG's main competitors in Belgium are Belgacom, AT&T and Orange and in the United Kingdom, British Telecom, Mercury and AT&T. Additional competitors in the European market include Viatel, Espirit, MCI WorldCom, Sprint and Deutsche Telecom. There will be additional competition as UTG expands into other European countries.

In addition to these competitive factors, recent and pending telecommunication deregulation in Switzerland and the EU markets may encourage new entrants. As UTG expands its geographic coverage, it will encounter increased competition. Moreover, UTG believes that competition in Europe is likely to increase and become more similar to competition in the United States markets over time as the European markets continue to experience deregulatory influences. Prices in the long distance industry have declined from time to time in recent years and, as competition increases in Europe, prices are likely to continue to decrease. UTG's competitors may reduce rates or offer incentives to existing and potential customers of UTG. To maintain its competitive position, UTG believes that it must be able to reduce its prices in order to meet reductions in rates by others.

The market to provide Internet-related services is also highly competitive and, by virtue of its low barriers to entry, open to many entrants. UTG expects significant competitive pressures on ISPs in certain European markets, including Switzerland, because ISPs are no longer able to charge upfront access fees as telecommunications carriers have commenced to provide Internet access to their customers without monthly access charges. As a result, telecommunications carriers such as UTG with access to switches and the Internet backbone are expected to gain a competitive advantage over specialized ISPs which will depend on third-party telecommunications carriers to provide them with access to such facilities. Conversely, customers of telecommunication carriers will likely expect that a telecommunication carrier can provide them with Internet access at no monthly access charges and ultimately Internet based communication services, including Internet telephoning.

Investments and Strategic Alliances


As UTG expands its service offerings, geographic focus and its network, and enters into new lines of business, UTG anticipates that it will seek to make investments in or enter into strategic alliances with, companies providing services complementary to UTG's existing business. UTG's ability to effect strategic alliances and make investments will, to a large extent, be dependent upon its ability to obtain additional financing. In connection with investments or strategic alliances, UTG could incur substantial expenses, including the fees of financial advisors, attorneys and accountants, and any expenses associated with registering shares of UTG's capital stock, if such shares are issued. The financial impact of such investments or strategic alliances could have a material adverse effect on UTG's business, financial condition and results of operations and could cause substantial fluctuations in UTG's quarterly and yearly operating results.

Facilities

    UTG is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those related to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of hazardous substances. UTG leases properties in Switzerland, Belgium and the United Kingdom and may have potential liability related to the remediation of past contamination at sites where UTG presently is operating, or in the past has operated, its business or related to the disposal of hazardous wastes to sites owned by third parties. UTG has not incurred any material expenses related to environmental matters. However, there can be no assurance that UTG may not incur such expenses in the future. Accordingly, although UTG believes that it is in substantial compliance with applicable environmental requirements, it is possible that UTG could become subject to environmental liabilities in the future that could result in an adverse effect on UTG's financial condition or results of operations.

Properties

UTG currently leases approximately 6,500 square feet in Zurich, Switzerland for approximately CHF 7,000 (approximately $4,000) per month. The lease expires on March 31, 2003. UTG's principal executive offices are located in Geroldswil, Switzerland. At this location, UTG leases approximately 2,000 square feet from a company where Mr. Ueli Ernst, UTG's Chairman and Chief Executive Officer is a member of the Board of Directors, for which UTG pays CHF 5,000 (approximately $2,870) per month. UTG considers such rent to be at arm's length. UTG leases approximately 5,000 square feet in Rotkreuz, Switzerland and pays CHF 4,535 (approximately $2,600),UTG leases approximately 1,400 square feet in Antwerp, Belgium at a monthly rental of approximately $814. This lease expired on February 20, 2000 but UTG has continued to rent this space on a month to month basis. Since January 1999, UTG has leased approximately 1,200 square feet in London, Great Britain for approximately $5,345 per month.


Employees

    As of March 31, 2001, UTG had 20 full-time employees in Switzerland, 19 full-time employees in the United Kingdom and 20 full-time employees in Belgium. UTG has never experienced a work stoppage and its employees are not represented by a labor union or covered by a collective bargaining agreement. UTG considers its employee relations to be satisfactory.


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


Research and Development

During the fiscal year ended March 31, 2001 the Company has not expended material amounts for research and development.

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

Item 2. Properties

The Company currently leases approximately 6,500 square feet in Zurich, Switzerland for approximately CHF 7,000 (approximately $4,000) per month. The lease expires on March 31, 2003. The Company's principal executive offices are located in Geroldswil, Switzerland. At this location, the Company leases approximately 2,000 square feet from a company where Mr. Ueli Ernst, the Company's Chairman and Chief Executive Officer is a member of the Board of Directors, for which the Company pays CHF 5,000 (approximately $3,010) per month. The Company considers such rent to be at arm's length. The Company leases approximately 5,000 square feet in Rotkreuz, Switzerland and pays CHF4,535 (approximately $2,730). The Company leases approximately 1,400 square feet in Antwerp, Belgium at a monthly rental of approximately $814. This lease expired on February 20, 2000, but the Company has continued to lease this space on a month to month basis. Since January 1999, the Company has leased approximately 1200 square feet in London, Great Britain for approximately $5,345 per month.


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

The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company has established a reserve included in accounts payable and accrued expenses.


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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Since October 7, 1996, shares of the Common Stock have traded on the NASD Bulletin Board under the symbol "UTGC". The following table sets forth, for the periods indicated and as reported by the NASD Bulletin Board, the high and low bid prices for shares of the Common Stock. The quotations listed below reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price of the Common Stock on June 30, 2001 was $10,9375.

FISCAL YEAR ENDED MARCH 31, 2000 (l)         QUARTERLY COMMON STOCK PRICE RANGE
BY QUARTER
Quarter           Date                       High                     Low

1st               June 30, 1999              7.500                    4.000

2nd               September 30, 1999         7.250                    3.500

3rd               December 31, 1999          7.000                    3.250

4th               March 31, 2000             9.000                    4.250


FISCAL YEAR ENDED MARCH 31, 2001

Quarter           Date                       High                     Low

1st               June 30, 2000             12.3125                      7.75

2nd               September 30, 2000        19.125                      11.00

3rd               December 31, 2000         14.875                       8.25

4th               March 31, 2001            12.00                        5.50



(1) All stock prices are adjusted by the 13:1 reverse split of the Common Stock on March 20, 1998.

Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 31, 2001 was approximately 400 shareholders.


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

Sales of Unregistered Securities

In the fiscal year ended March 31, 2001, UTG raised $4,512,562 through the excise of 1,486,477 warrants at $ 4.49. These warrants were executed by Medfield Investments, S.A., in accordance with subscription agreement in 1998. The Company also raised an additional $104,988 through the exercise of 13,460 stock options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended March 31, 2001. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.

General

UTG commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, UTG is operating in Switzerland, Belgium and the United Kingdom.

From inception through March 31, 2001, UTG has received an aggregate of approximately $21,082,392 in equity capital. Since inception, UTG's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

UTG's revenue is generated from long distance telecommunications services provided to retail corporate customers and wholesale customers and, through MusicLine, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

In order to be able to continue to provide its customers with state of the art communication services and to benefit from the opportunities created by the Internet, UTG has developed an Internet strategy. UTG has become an Internet service provider to take advantage of the efficiencies created by its existing switches and its access to the Internet backbone. UTG has begun to offer these services (and related consulting and support services), to retail and other Internet services providers in Europe. UTG also intends to diversify into e-commerce and to operate Internet shopping platforms for its telecommunications services and other retail industries, including music, media and software distribution. UTG will acquire additional funding in order to finance such diversification.

UTG is currently exploring several appropriate opportunities in its core markets and in Germany as well as in other countries. UTG will carefully evaluate expansion of its operation into other European countries as and when business, market and regulatory conditions permit.

Subsidiaries


As of the date of this prospectus, UTG has the following subsidiaries:

I. Starfon Telecom Services AG (formerly known as UTG Communications Holding AG and UTG Telecom AG) a Swiss holding company. UTG owns 100% of Starfon.

     A.   United Telecom GmbH, an inactive Swiss corporation, 100% owned by
          Starfon.

     B. Telelines International SA, a Panamanian holding company owned 100% by Starfon.

         i. Starpoint Card Services Ltd., a United Kingdom corporation owned 51% by Telelines. Starpoint sells phone cards and related services in the UK.

         ii. Beron stock included a United Kingdom corporation owned 100% by Starpoint Card Services Ltd.

         iii. StarGlobal Ltd., a Jersey, Channel Islands corporation owned 100% by Telelines. StarGlobal sells telecommunication services in the United Kingdom.

     C. UTG Communications Belgium, N.V., a Belgium corporation owned 100% by Starfon, sells telecommunication services in Belgium.

II.  MusicLine AG, a Swiss holding company owned 51% by UTG.

     A. JM Sontel, a swiss corporation owned 100% by MusicLine, buys and sells music rights.

     B. SSC Selected Sound Carrier AG, a Swiss corporation owned 100% by MusicLine, produces compact discs.



Financial Condition

     Past offerings

In 1996, UTG filed a registration statement on Form SB-2. In such registration statement, UTG registered 3,156,000 shares of its common stock. All registered shares were for the accounts of selling shareholders.

On August 13, 1998, UTG issued two notes to Blacksea Investment Ltd. in the principal amounts of $200,000 and CHF250,000 (approximately $171,250), respectively. Both notes are due June 30, 2003. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by UTG in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, UTG issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of UTG at $30 per share, 3,000 warrants to purchase shares of common stock of UTG at $50 per share, 3,000 warrants to purchase shares of common stock of UTG at CHF45 (approximately $30) per share, and 3,000 warrants to purchase shares of common stock of UTG at CHF75 (approximately $45) per share. All of such warrants expire on June 30, 2001. To date, UTG has received no proceeds from such issuance.

On August 22, 1999, UTG issued an aggregate of 201,341 shares of common stock and 1,103,625 common stock purchase warrants exercisable at $15.00 per share until August 22, 2003 to stockholders of record on March 20, 1998. This issuance was made in connection with UTG's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of UTG authorized the issuance of one warrant for each share of UTG common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of UTG authorized the distribution to stockholders who continuously held shares of UTG common stock from March 20, 1998 through September 21, 1998 of a number of shares of UTG common stock equal to not more than 20% of the amount of shares of UTG common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of UTG's shares of common stock following the reverse stock split.

Effective September 30, 1997, UTG sold to a limited number of accredited and sophisticated investors 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of common stock at a price of $7.80 per share. As of September 30, 2001, 11,537 warrants had been exercised, with UTG receiving $ 101,535 from the exercise of such warrants.

On March 23, 1998, UTG issued 250,000 shares of common stock (after a 13:1 reverse stock split) at a purchase price of $2.00 per share to Medfield Investments, S.A., an accredited investor. These shares may be referred to as the "basic shares." In addition, for each basic share purchased, Medfield also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, UTG had the right, subject to certain conditions, to request Medfield to purchase an additional 500,000 basic shares of common stock upon the same terms and purchase price of the initial purchase. Thus, Medfield purchased a total of 750,000 basic shares and had the right to purchase a total of 2,250,000 additional shares (750,000 at $2.00; 750,000 at $3.00; 750,000 at $4.50).

For the fiscal year ended March 31, 1999, Medfield purchased an additional 408,036 basic shares at $2.00 for a total of $816,072.

For the fiscal year ended March 31, 2000, Medfield purchased 57,743 basic shares at $2.00 per share for a total investment of $115,486.

Thus, all of the 750,000 basic shares were purchased by the end of fiscal year 2000.

For the fiscal year March 31, 2000, Medfield also exercised 329,366 warrants at $2.00 for an investment of $658,932.

For the quarter ended June 30, 2000, Medfield exercised the remaining 420,634 warrants at $2.00 for an investment of $841,268, and 135,477 warrants at $3.00 for an investment of $406,431.

In the quarter ended September 30, 2000, Medfield exercised the remaining 614,523 warrants at $3.00 for an investment of $1,843,569, and 161,543 warrants at $4.50 for an investment of $726,944.

In the quarter ending December 31, 2000, Medfield exercised 129,000 warrants at $4.50 for an investment of $580,500.

In the quarter ending March 31, 2001, Medfield exercised 25,300 warrants at $4.50 for an investment of $104,988.

For the fiscal year ended March 31, 2001, Medfield exercised 1,486,477 warrants for an investment of $4,512,562.

There are still 426.557 warrants exercisable at $4.50 for a total of $1,919,506.

In December 2000, UTG commenced an offering of up to $20,000,000 of convertible preferred stock. The convertible preferred stock bears interest at a rate to be determined per annum, and may be converted into common stock. This offering was terminated in March 31, 2001, with no funds raised.

UTG believes that its network has adequate switching capacity to serve projected volume of traffic through the year ending December 2002. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country, across the UTG network to another country for termination, or back to a switch in London for routing. The selected path is based on the least expensive route. This provides a large amount of flexibility to UTG, while ensuring the quality of the connections at the lowest cost. With this distributive architecture, the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion. The opening of the European telecommunications markets allows UTG to take full advantage of its network flexibility.


At March 31, 2001, UTG had a working capital deficit of $5,424,078 and an accumulated deficit of $17,439,096, as compared to working capital deficit and accumulated deficit of $4,144,974 and $10,868,039, respectively, at March 31, 2000, an increased deficit of $1,279,104, and $6,571,057, respectively. This increased deficit is a result of higher depreciations, bad debts expenses, higher operating expenses and sales salaries. Based on these figures, UTG believes it will require additional equity financing which have already been been committed by various investors.

At March 31, 2001, UTG's bank overdraft balance was $1,316,637 compared to March 31, 2000 $1,696,148 a decrease of $379,511 or 22.37%.

Accounts payable and accrued expenses amounted to approximately $6,810,455 at March 31, 2001 compared to $6,428,538 at March 31, 2000, an increase of $381,917 or 5.93%. This increase is the result of the increase in UTG's business volume and investments made during the fiscal year ended March 31, 2001.


Results of Operation


Fiscal year ended March 31, 2001 compared to fiscal year ended March 31, 2000.


RESULTS OF OPERATIONS

         Net Sales
         ---------
         Fiscal Year Ended
         March 31

         2001             2000                    Change
         ----             ----                    ------
         $19,322,973      $15,566,213             $3,756,760     24.13%

SALES

During the fiscal year ended March 31, 2001, UTG recorded net sales of $19,322,973, in comparison to $15,566,213 during the fiscal year ended March 31, 2000. The gross profit for the fiscal year ended March 31, 2001 increased to $2,690,940 (or 13.92% of UTG's net sales, as compared to the fiscal year ended March 31, 2000 when UTG had gross profits of $2,670,633 or 17.15% of UTG's net sales during that period.The relative decrease in gross profits is due to the fact that UTG has generated a greater portion of its sales through the resale of calling cards, which has a lower margin than the retail and wholesale provision of telecommunications services. This increase in net sales is the result of increased revenue in Switzerland and Belgium, the addition of UTG's distribution business in the United Kingdom. Management of UTG expects an increase of its margin as a result of the planned introduction of UTGs own calling cards and well as the new pre-paid mobile cards.

UTG's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers and the resale of calling cards from other providers as well as from additional revenue from MusicLine. UTG's wholesale customers presently comprise international telecom carriers and national telecom companies. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers consistent with UTG's goal of expanding its corporate retail customer base.


COST OF SALES

                         Fiscal Year Ended
                             March 31
                         2001              2000              Change
                         ----              ----              ------
                         $16,632,033       $12,895,580       $3,736,453   28.97%

Cost of sales was $16,632,033 for the fiscal year ended March 31, 2001, as compared to $12,895,580 for the fiscal year ended March 31, 2000 consisting of carrier charges, costs for leased lines and related activities and the acquisition costs and costs of sales of UTG's existing calling card resale business and the CD production and distribution of MusicLine. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on UTG's ability to generate high volumes of traffic. This increase is the result of UTG's increase in net sales and in the relatively high cost calling card resale business. Management of UTG expects that the relative amount of cost of sales will decrease with the introduction of its own calling cards as well as the pre-paid-mobile cards in Switzerland, Belgium and the United Kingdom.


SELLING AND TECHNICAL EXPENSES

                         Fiscal Year ended
                             March 31

                         2001              2000              Change
                         ----              ----              ------
                         $857,611          $335,547          $522,064    155.58%


Selling and technical expenses for the fiscal year ended March 31, 2001 were $857,611, compared to $335,547 for the previous fiscal year. This increase is the result of the increased sales activity in all segments and the installation servers to increase UTG's capacity to handle card sales and to implement UTG's additional arrangements with other carriers and retail customers.

GENERAL AND ADMINISTRATIVE EXPENSES

                    Fiscal Year Ended
                        March 31

                         2001              2000              Change
                         ----              ----              ------
                         $8,800,869        $5,573,279        $3,227,590   57.91%

General and administrative expenses for the fiscal year ended March 31, 2001 were $8,800,869 compared to $5,573,279 for the fiscal year ended March 31, 2000. UTG had a larger bad debt expense and larger depreciation and amortization during the fiscal year ended March 31, 2001. Also, UTG's salaries and employee benefits expenses have increased significantly due to the increase sales and activities during the fiscal year ended March 31, 2001.


NET LOSS

UTG realized a net loss of $6,571,057 in the fiscal year ended March 31, 2001 and a net loss for the fiscal year ended March 31, 2000 of $3,645,400.
The increase in UTG's net loss during the twelve month period ended March 31, 2001 is primarily attributable to the increased depreciation and amortization, the increase of bad debt expense due to a more competive environmement and the sales of a former subsidiary.




                    Fiscal Year Ended
                        March 31

                         2001              2000              Change
                         ----              ----              ------
                         $6,571,057        $3,645,400        $2,925,657   80,25%


The Company's net loss from continuing operations for the fiscal year ended March 31, 2001 was $6,571,057 as compared to $3,645,400 for the fiscal year ended March 31, 2000. The net loss during the fiscal year ended March 31, 2001 compared to the net Loss during the previous fiscal year is the result of increase in deprecitations and amortisations, an increase of bad debts and an increase in sales and technical cost as well as an increase in operating expenses.


CAUTIONARY STATEMENTS

This report has been prepared by the management of UTG based on its knowledge and access to UTG's records to the extent such records have been kept at UTG's premises in Switzerland, the United Kingdom and Belgium, as well as records made available to management. Because UTG's new management was previously not actively involved in the management of UTG, it is not in a position to ascertain whether or not such records are complete or whether or not such records disclose all material facts required to be disclosed in this report. Accordingly, material facts with respect to the period covered by this report may exist which are not disclosed herein because of management's current lack of affirmative knowledge of such facts.

As a result of the expected growth of the Company's telecommunications business, in particular its pre-paid and post-paid calling card business in Switzerland, the expected growth in Musicline's music CD distribution and production business, the planned introduction of Internet services and e-commerce business, and on-going reorganization of the Company's wholesale business, management expects a further increase in revenues during the quarter ending June 30, 2001 and a further reduction of the Company's relative operating loss, although no assurances can be given in this regard.


ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000





                                      INDEX
                                      -----


INDEPENDENT AUDITORS' REPORT                                                F2


CONSOLIDATED BALANCE SHEETS                                              F3-F4


CONSOLIDATED STATEMENTS OF OPERATIONS                                    F5-F6


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS                               F7


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                              F8


CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F9-F10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F11-F32









                                       F1

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
UTG COMMUNICATIONS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES as of March 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations, including a loss of $6,571,057 for the year ended March 31, 2001. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants

New York, New York
July 16, 2001


                                       F2


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                  MARCH 31,
                                                         --------------------------

       ASSETS                                                2001         2000
                                                         -----------   ------------
CURRENT ASSETS
    Cash and Cash Equivalents                            $   823,993   $    29,580
    Accounts Receivable, net of allowance for
     doubtful accounts of $1,654,528 and $526,390          2,088,678     2,825,312
    Inventory, net                                         1,010,535     1,269,166
    License Receivable                                       141,365          --
    Due from Related Parties                                 508,319       337,802
    Prepaid Royalties                                        526,246       649,724
    Prepaid Expenses and Other Current Assets                388,812       278,038
    Other Receivable                                          59,346          --
                                                         -----------   -----------

       Total Current Assets                                5,547,294     5,389,622

License Receivable, Long-Term                                430,095          --

Property and Equipment, net of accumulated
 depreciation of $3,493,455 and $2,929,618                 1,003,486     1,505,181

Investment                                                      --          20,016

Goodwill, net of accumulated amortization
 of $917,232 and $238,582                                  7,870,001     6,379,160

Customer Lists, net of accumulated
 amortization of $929,576 and $517,000                       150,899       356,352

Product License Costs, net of accumulated amortization
 of $203,470 and $163,217                                    406,940       535,191

Other Assets                                                 159,461        37,010
                                                         -----------   -----------

       TOTAL ASSETS                                      $15,568,176   $14,222,532
                                                         ===========   ===========







The accompanying notes are an integral part of the consolidated financial statements.

                                       F3



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                    MARCH 31,
                                                         -----------------------------

                                                             2001             2000
                                                         ------------     ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank Overdrafts                                      $  1,316,637    $  1,696,148
    Accounts Payable and Accrued Expenses                   6,810,455       6,428,538
    Due to Related Parties                                  1,367,921         658,579
    Loans Payable                                             564,176         361,106
    Capital Lease Obligation, Current                         190,033         213,661
    Deferred Revenue                                          722,150         176,564
                                                         ------------    ------------

       Total Current Liabilities                           10,971,372       9,534,596

Loans Payable                                                 371,250         371,250

Capital Lease Obligation, Long-Term                           138,632         386,970
                                                         ------------    ------------

       TOTAL LIABILITIES                                   11,481,254      10,292,816
                                                         ------------    ------------

Commitments and Contingencies                                    --              --

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value, authorized
     10,000,000 shares; none issued and outstanding              --              --

    Common Stock - $0.00001 par value, authorized
     60,000,000 shares; 5,705,836 and 3,848,299
     issued and outstanding                                        57              38

    Additional Paid-in Capital                             21,082,392      14,373,497

    Treasury Stock                                           (300,000)       (300,000)

    Accumulated Deficit                                   (17,439,096)    (10,868,039)

    Cumulative Foreign Currency Translation Adjustment        743,569         724,220

    Minority Interest                                            --              --
                                                         ------------    ------------

       Total Stockholders' Equity                           4,086,922       3,929,716
                                                         ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,568,176    $ 14,222,532
                                                         ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                                       F4


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         For The Years Ended
                                                              MARCH 31,
                                                   ----------------------------

                                                       2001            2000
                                                   ------------    ------------


NET SALES                                          $ 19,322,973    $ 15,566,213
COST OF SALES                                        16,632,033      12,895,580
                                                   ------------    ------------
GROSS PROFIT                                          2,690,940       2,670,633
                                                   ------------    ------------


SELLING AND TECHNICAL EXPENSES
    Technical Fees                                      102,350         126,828
    Sales Salaries                                      755,261         208,719
                                                   ------------    ------------
       Total Selling and Technical Expenses             857,611         335,547
                                                   ------------    ------------


INCOME FROM OPERATIONS BEFORE
 GENERAL AND ADMINISTRATIVE EXPENSES                  1,833,329       2,335,086
                                                   ------------    ------------


GENERAL AND ADMINISTRATIVE EXPENSES
    Management and Consulting Fees                      386,466         179,729
    Salaries and Employee Benefits                    1,938,036       1,922,255
    Bad Debt Expense                                  1,494,910         146,123
    Depreciation and Amortization                     1,603,842       1,754,122
    Professional Fees                                   483,522         363,688
    Travel Expenses                                     144,331         108,007
    Employment Agency Fees                               10,133          72,181
    Rent Expense                                        336,235         245,547
    Advertising                                         474,160         150,992
    Association Fees                                     14,606          16,618
    Insurance Expense                                    12,815           5,775
    Other Operating Expenses                          1,901,813         608,242
                                                   ------------    ------------
       Total General and Administrative Expenses      8,800,869       5,573,279
                                                   ------------    ------------


LOSS FROM OPERATIONS                                 (6,967,540)     (3,238,193)
                                                   ------------    ------------





The accompanying notes are an integral part of the consolidated financial statements.

                                       F5



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)



                                                                    For The Years Ended
                                                                         MARCH 31,
                                                               --------------------------
                                                                  2001            2000
                                                               ----------    ------------

OTHER INCOME (EXPENSES)
    Interest Income                                               22,786         92,497
    Interest Expense                                            (286,172)      (252,231)
    Gain (Loss) From Foreign Currency                            121,634       (128,503)
    Loss on Investments                                             --          (42,922)
    Gain from Sale of Subsidiary                                  37,330         13,436
    Other Income (Expenses), net                                  (1,037)        12,499
                                                             -----------    -----------

       Total Other Income (Expenses)                            (105,459)      (305,224)
                                                             -----------    -----------

LOSS BEFORE MINORITY INTEREST                                 (7,072,999)    (3,543,417)

MINORITY INTEREST                                                289,031          4,564
                                                             -----------    -----------

LOSS BEFORE INCOME TAXES                                      (6,783,968)    (3,538,853)

INCOME TAXES                                                        --             --
                                                             -----------    -----------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND EXTRAORDINARY ITEM                    (6,783,968)    (3,538,853)

EXTRAORDINARY GAIN, FORGIVENESS OF DEBT,
  net of Income Tax                                              212,911           --

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  net of Income Tax                                                 --         (106,547)
                                                             -----------    -----------

NET LOSS                                                     $(6,571,057)   $(3,645,400)
                                                             ===========    ===========

LOSS PER COMMON SHARE - Basic and Diluted Before
        Cumulative Effect of Accounting Change
        and Extraordinary Item                               $     (1.33)   $     (1.25)
    Extraordinary Gain, Per Share                                    .04           --
    Cumulative Effect of Accounting Change                          --             (.03)
                                                             -----------    -----------
       Net Loss Per Common Share                             $     (1.29)   $     (1.28)
                                                             ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                       F6


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                         For The Years Ended
                                                               MARCH 31,
                                                    ---------------------------

                                                       2001             2000
                                                    -----------     -----------

COMPREHENSIVE LOSS
        Net Loss                                     $(6,571,057)   $(3,645,400)

       Foreign Currency Translation Adjustment            19,349        358,482
                                                     -----------    -----------

COMPREHENSIVE LOSS                                   $(6,551,708)   $(3,286,918)
                                                     ===========    ===========











The accompanying notes are an integral part of the consolidated financial statements.

                                       F7





             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                              ADDITIONAL                                       FOREIGN
                                        COMMON STOCK          PAID-IN          TREASURY     ACCUMULATED        CURRENCY
                                  ----------------------
                                    SHARES      AMOUNT         CAPITAL          STOCK         DEFICIT         ADJUSTMENT
                                  ---------   ----------     -----------     -----------   -------------    --------------


Balance at March 31, 1999         1,711,190   $         16   $  8,667,784   $   (300,000)   $ (7,222,639)   $    365,738

Net Loss For The Year Ended
 March 31, 2000                        --             --             --             --        (3,645,400)           --

Issuance of Common Stock          2,137,109             22      5,705,713           --              --              --

Cumulative Foreign Currency
 Translation Adjustment                --             --             --             --              --           358,482


Minority Interest                      --             --             --             --              --              --
                                  --------------------------------------------------------------------------------------

Balance at March 31, 2000         3,848,299             38     14,373,497       (300,000)    (10,868,039)        724,220

Net Loss For The Year Ended
 March 31, 2001                        --             --             --             --        (6,571,057)           --

Issuance of Common Stock for
 Exercise of Warrants             1,486,477             15      4,512,547           --              --              --

Issuance of Common Stock for
 Acquisition (See Note 6c)          350,000              4      2,031,006           --              --              --

Issuance of Common Stock for
 Equipment                            7,600           --           60,354           --              --              --

Issuance of Common Stock for
 Stock Options                       13,460           --          104,988           --              --              --

Cumulative Foreign Currency
 Translation Adjustment                --             --             --             --              --            19,349

Minority Interest                      --             --             --             --              --              --

                               -----------------------------------------------------------------------------------------
Balance at March 31, 2001         5,705,836   $         57   $ 21,082,392   $   (300,000)   $(17,439,096)   $    743,569
                               ============   ============   ============   ============    ============    ============



                                                    TOTAL
                                    MINORITY     STOCKHOLDERS'

                                   INTEREST         EQUITY
                                 ------------     ----------

Balance at March 31, 1999      $      6,409    $  1,517,308

Net Loss For The Year Ended
 March 31, 2000                        --        (3,645,400)

Issuance of Common Stock               --         5,705,735

Cumulative Foreign Currency
 Translation Adjustment                --           358,482


Minority Interest                    (6,409)         (6,409)
                               ------------    ------------

Balance at March 31, 2000              --         3,929,716

Net Loss For The Year Ended
 March 31, 2001                        --        (6,571,057)

Issuance of Common Stock for
 Exercise of Warrants                  --         4,512,562

Issuance of Common Stock for
 Acquisition                           --         2,031,010

Issuance of Common Stock for
 Equipment                             --            60,354

Issuance of Common Stock for
 Stock Options                         --           104,988

Cumulative Foreign Currency
 Translation Adjustment                --            19,349

Minority Interest                      --              --

                               ------------    ------------

Balance at March 31, 2001      $       --      $  4,086,922
                               ============    ============


The accompanying notes are an integral part of the consolidated financial statements.


                                       F8



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For The Years Ended
                                                                   MARCH 31,
                                                           ---------------------------

                                                              2001            2000
                                                           -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $(6,571,057)   $(3,645,400)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Cumulative Effect of an Accounting Change                  --          107,900
       Extraordinary Gain                                     (212,911)          --
       Gain on Sale of Subsidiary                              (37,330)       (13,436)
       Increase in Bad Debt                                  1,128,138        121,932
       Increase in Inventory Reserve                           140,921          --
       Depreciation and Amortization                         1,603,842      1,754,122
    Changes in Certain Assets and Liabilities:
       Increase in Accounts Receivable                        (306,747)      (164,258)
       Increase in Other Receivables                                             --
       Increase in Due From Related Parties                   (160,296)      (190,076)
       Increase in Prepaid License Costs                       108,822        (20,590)
       (Increase) Decrease in Prepaid Expenses and
         Other Current Assets                                  (67,163)        93,375
       (Increase) Decrease in Inventory                        156,253        297,363
       Increase in Product License Costs                       155,545       (268,020)
       (Increase) Decrease in Other Assets                    (124,305)       177,365
       Increase in Deferred Revenue                              5,000        189,308
       Increase in Accounts Payable and Accrued Expenses       450,522        628,066
       Increase in Due to Related Party                        525,762         10,627
                                                             ---------    -----------
Total Cash Used by Operating Activities                     (3,205,004)      (921,722)
                                                             ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment, net                    (94,302)      (428,614)
                                                             ---------    -----------
Total Cash Used by Investing Activities                        (94,302)      (428,614)
                                                             ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in Restricted Cash                                  --           321,916
    (Increase) Decrease in Bank Overdraft                     (457,798)      (495,663)
    Increase in Loans Payable                                  353,694        161,453
    Increase in Capital Lease Obligation, net                 (302,674)       256,988
    Contribution to Capital                                  4,617,550        421,822
    Offering Costs                                                --           73,913
    Minority Interest                                             --           (6,403)
                                                           -----------    -----------
Total Cash Provided By Financing Activities                  4,210,772        734,026
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                               (117,053)       242,965
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              794,413       (373,345)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   29,580        402,925
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $   823,993    $    29,580
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $   190,000    $   123,000
                                                           ===========    ===========
    Income Taxes                                           $      --      $      --
                                                           ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                       F9

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000




NON-CASH INVESTING AND FINANCING ACTIVITIES:


Year Ended March 31, 2001:

-- On March 31, 2001, the Company issued 350,000 shares of its common stock valued at $2,031,010 in relation to the acquisition of Music Line (see
        Note 6c).

-- During the year ended March 31, 2001, the Company issued 7,600 shares of its common stock for equipment valued at $60,354.

-- During the year ended March 31, 2001, the Company's subsidiary, Music Line, sold its investment in Berger Music for $59,346. The sale resulted in a receivable of $59,346 and a gain on sale of $37,330 (see Note 7).

-- During March 2001, the Company's subsidiary, Music Line, entered into a license agreement resulting in a receivable of $571,460 and deferred revenue of $550,225 (see Note 3).


Year Ended March 31, 2000:

-- On November 15, 1999, the Company acquired 51% of Music Line AG's common stock for 1,750,000 shares of the Company's common stock and the assignment of approximately $789,000 of accounts receivable (see Note
        6c).








The accompanying notes are an integral part of the consolidated financial statements.

                                       F10

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The accompanying consolidated financial statements include the accounts of UTG Communications International, Inc. (the "Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries:

         1) Starfon Telecom Services AG, ("Starfon"), incorporated under the laws of Switzerland on February 29, 1996 (owned 100% by the Company);

         2) UTG Communications Belgium N.V., ("UTG Belgium"), incorporated under the laws of Belgium on June 27, 1996 (owned 100% by Starfon);

         3) Multicom NV ("Multicom"), incorporated under the laws of Belgium (owned 100% by UTG Belgium) (see Note 6a for disposition);

         4) United Telecom GmbH, ("UTG GmbH"), incorporated under the laws of Switzerland on May 28, 1996 (owned 100% by Starfon);

         5) Telelines International SA, ("Telelines"), incorporated under the laws of Panama on July 28, 1997 (owned 100% by Starfon) (see Note
              6d);

         6) Starpoint Card Services LTD, ("Starpoint"), incorporated under the laws of the United Kingdom on November 18, 1998 (owned 51% by Telelines);

         7) Beron Stock Ltd. Inc. ("Beron Stock"), incorporated under the laws of United Kingdom on February 2, 2001 (an inactive company)
              (owned 100% by Starpoint Card Sales Ltd.)

         8) Star Global LTD, ("Star Global"), incorporated under the laws of Jersey, Channel Islands on November 24, 1998 (owned 100% by Telelines);

         9) Music Line AG ("Musicline"), incorporated under the laws of Switzerland on July 16, 1998, owned 51% by the Company (see Note
              6);

         10) SSC Selected Sound Carrier AG, ("SSC"), incorporated under the laws of Switzerland on July 1, 1998 (owned 100% by Musicline) (see
              Note 6); and

         11) JM Sontel AG, ("JM"), incorporated under the laws of Switzerland on December 12, 1991 (owned 100% by Musicline) (see Note 6).


         All significant intercompany accounts and transactions have been eliminated in consolidation.

                                       F11

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LINE OF BUSINESS
         The Company operates in three lines of business:

         1) a switch-based provider of private voice, fax and data management telecommunication services throughout Europe and is engaged in the resale of international telecom services in the United Kingdom;

         2) the sale of prepaid phone cards and mobile telephones and telephone accessories;

         3) the sale and distribution of music compact discs ("CDs") and other music to wholesale and retail customers throughout Europe.

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

         RECLASSIFICATION
         As of March 31, 2001, certain prior year amounts have been reclassified to conform with current presentation.

         REVENUE RECOGNITION
         Revenue from switch based services are recognized when billed based on the number of minutes provided to customers. Revenue from the sale of phone cards, mobile phones and phone accessories is recorded at the time of sale and net of allowances and returns.

         Revenue from the sale of CDs is recognized at the time of shipment.

         CONCENTRATION OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts as, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the insured limits.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE
         For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

         INVENTORY
         Inventory consists of prepaid phone cards, mobile telephones, telephone accessories and music compact discs, and is stated at the lower of cost or market on a first-in, first-out basis.

                                       F12

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PREPAID ROYALTIES / PRODUCT LICENSE COSTS
         Prepaid royalties and product license costs are recorded at cost as of the date of purchase. These costs represent prepaid royalties and licenses related to the production of CDs. These costs are expensed in relation to volume of sales, usually over a period of one year.

         PROPERTY AND EQUIPMENT
         Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. The estimated lives used in determining depreciation are as follows:

                         Furniture and office equipment                5 years
                         Transportation equipment                      5 years
                         Telecommunications equipment                  3 years
                         Computer equipment and software               5 years

         Maintenance and repairs are changed to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

         INTANGIBLE ASSETS
         Intangible assets consist of goodwill, customer lists and product license costs and capitalized website costs. Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 10 years. Customer lists and product license costs are being amortized on a straight-line basis over a period of 3 and 5 years. Capitalized website costs are being amortized on a straight-line basis over 5 years. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. Negative operating results and negative cash flows from operations, among other factors, could be indicative of the impairment of intangible assets. If this review indicates that intangible assets will not be recoverable, the Company's carrying value of intangible assets would be reduced.

         ORGANIZATION COSTS
         In accordance with American Institutes of Certified Public Accountants' Statement of Position 98-5 `Reporting on the Costs of Start-Up Activities', the Company expenses, as incurred, costs related to organizational and start-up activities.

         BANK OVERDRAFT
         The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.






                                       F13

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES
         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes are recorded for temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         DEFERRED REVENUE
         Deferred revenue represents advanced billings on sales not shipped, and revenue billed in accordance with a four-year license agreement. Revenue will be recognized ratably over the license term, or upon shipment of goods.

         OFFERING COSTS
         Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

         TRANSLATION OF FOREIGN CURRENCY
         The Company has determined that the local currencies of its Swiss, Belgian and British subsidiaries are their functional currencies. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average exchange rates for the fiscal year. Related translation adjustments are reported as a separate component in stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of March 31, 2001 and 2000.







                                       F14

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LONG-LIVED ASSETS
         In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

         STOCK-BASED COMPENSATION
         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock option plans, unless the option is granted at a price below market price on the date of grant.

         In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

         For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

         EARNINGS PER SHARE
         SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings/(loss) per share ("Basic LPS") and diluted earnings/(loss) per share ("Diluted LPS").

         The computation of basic earnings/(loss) per share is computed by dividing income/(loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS/LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                       AS OF MARCH 31,
                                                -----------------------------
                                                    2001              2000
                                                    ----              ----

                  Basic EPS/LPS                  5,083,090          2,840,188
                                                ==========          =========
                  Diluted EPS/LP                 5,083,090          2,840,188
                                                ===========         =========

         ADVERTISING COSTS
         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended March 31, 2001 and 2000, advertising expense amounted to $474,160 and $150,992, respectively.

                                      F 15

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         COMPREHENSIVE INCOME
         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency translation, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2001 and 2000, the Company has items that represent comprehensive income/(loss), therefore, has included a statement of comprehensive income/(loss).

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

         SEGMENT INFORMATION
         The Company has adopted "Statement of Financial Accounting Standards No. 131" ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS No. 14 in reporting information about a public business enterprise's operating segments. Operating segments are components of an enterprise in which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         NEW ACCOUNTING PRONOUNCEMENTS
         In the first quarter of 2000, the Financial Accounting Standards Board issued EITF 00-2, "Accounting for Web Site Development Costs", effective for fiscal quarters beginning after June 30, 2000. The standard establishes criteria for the accounting treatment of website development costs, with respect to whether costs associated with the development and operation of websites are to be capitalized or expensed as incurred. As of March 31, 2001, the Company has recorded capitalized website costs of $62,809, which are being amortized over 5 years.

         In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No.101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current recognition policy is consistent with the guidance of SAB No. 101.





                                       F16

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 2 - INVENTORY

         Inventory consists of the following:
                                                            AS OF MARCH 31,
                                                       -----------------------
                                                          2001         2000
                                                          ----         ----

                  Calling Cards                        $    5,081   $  406,859
                  Compact Discs                           992,035      862,307
                  Mobile Phones and Accessories           135,318            -
                  Pocket PC's                              19,022            -
                                                       ----------   ----------
                                                        1,151,456    1,269,166
                  Inventory Reserve                      (140,921)           -
                                                       ----------   ----------
                                                       $1,010,535   $1,269,166
                                                       ==========   ==========
         ALLOWANCE
         An allowance has been established for inventory of $140,921 as of March 31, 2001. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) of inventory.

NOTE 3 - LICENSE RECEIVABLE

         The Company sold rights to three licenses for a total of 1,000,000 Swiss Francs (CHF) or $571,460. Payments on these licenses are due in half-yearly installments of CHF 125,000 or $71,682, through December 31, 2004. Income of CHF 10,417 or $6,139 has been included in current income while CHF 959,583 or $550,225 has been included in deferred income.

         As of March 31, 2001, $141,365 has been classified as a short-term receivable and $430,095 as a long-term receivable.

         In addition to the license revenue from license rights, the Company will receive CHF .20 or $0.11 royalties on sales of up to 2,500,000 compact discs.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has related party transactions with various officers and affiliates. Material related party transactions are summarized below for the years ending March 31, 2001 and 2000.

         In connection with various common stock issuances, Interfinance Ltd. ("Interfinance"), an investment company owned Ueli Ernst, the Company's Chairman and Chief Executive Officer, acts a placement agent and receives a placement fee of 3% of the gross proceeds to the Company. The Company believes that the terms of all transactions with Interfinance were as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party.





                                       F17

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         The Company leases its principal executive offices from a company where Ueli Ernst is an owner and member of the Board of Directors, for CHF 5,000 (approximately $3,520) per month. The Company considers such rent to be at arm's length.

         In 1999, the Company purchased the 51% interest in MusicLine owned by Ueli Ernst. As consideration for these shares, the Company paid Mr. Ernst the following consideration: 1,000 Swiss Francs representing the par value of Mr. Ernst's Musicline shares; 1,750,000 shares of the Company's common stock and a receivable valued at $790,000. Per the agreement, if Musicline attained a profit of $300,000 under Swiss accounting rules by March 2001, the Company shall issue Mr. Ernst an additional 350,000 shares of the Company's common stock. During the year ended March 31, 2001, Musicline attained a profit greater than $300,000 under Swiss accounting laws and the 350,000 shares were issued. (see Note 6c).

         At the time of this transaction, an independent third party valued Mr. Ernst's shares in Musicline at $6,000,000. The Company's common stock was trading at approximately $3.00 per share when the 1,750,000 shares were issued to Mr. Ernst. Mr. Ernst abstained from voting his shares when the Company's shareholders voted to approve the purchase of his 51% interest in Musicline.


         Due from related parties consists of the following:


                                                     AS OF MARCH 31,
                                             --------------------------------
                                                  2001                 2000
                                                  ----                 ----
               a) Meditercasa AG             $   181,295          $    75,042
               b) Berger Music AG                 91,526                3,347
               c) Multicom                              -             259,413
               d) Pelladytower AG                 230,283                   -
                   SSC Gmbh                         5,215                   -
                                            -------------        ------------
                                            $     508,319        $    337,802
                                            =============        ============

         a) Meditercasa AG is a company owned by a minority shareholder of Musicline, a subsidiary of the Company. This receivable represents advances from the Company.
         b) Berger Music AG was a 49% equity investment of the Company's subsidiary Musicline as of March 31, 2000 (see Note 7).
              This receivable represents advances from the Company.
         c)   Multicom was a subsidiary of the Company sold on July 5, 1999 (see
              Note 6).
         d) Pelladytower is a company owned by a minority shareholder of Musicline, a subsidiary of the Company. This receivable represents advances from the Company.





                                       F18

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

         Due  to related parties consists of the following:



                                                           MARCH 31,
                                                  ----------------------------
                                                        2001             2000
                                                        ----             ----
            a) Interfinance Ltd.                 $   591,110       $   450,369
            b) Point Classics SA                      64,310            67,342
            c) Peter Holmes                                -            14,320
            d) Loan Payable - Ernst Teuhand                -            14,929
            e) Loan Payable - Ueli Ernst              79,281            40,865
            f) Loan Payable - Steinhalden AG         542,523            10,705
            g) Loan Payable - Union Holding AG        57,346            60,049
            h) Loan Payable - Shareholder             33,351                 -
                                                  ----------------------------
                   Total                          $1,367,921       $   658,579
                                                  ==========       ===========

         a) Interfinance is owned by the majority shareholder of UTG. These advances represent a loan from Interfinance.
         b) Point Classics SA is a former subsidiary of Musicline. These amounts represent advances from Point Classics.
         c) Represents an advance to a director of the Company's subsidiary Starpoint.
         d)   Ernst Teuhand is owned by the majority shareholder of the Company.
         e) Ueli Ernst is the majority shareholder of the Company. These payables represent advances.
         f) A company owned by the majority shareholder of the Company. This money is due for loans and rent of certain premises in Geroldswil.
         g) A company owned by the majority shareholder of the Company. These payables represent advances.
         h) A shareholder and director of the Company. These payables represent advances.


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                          MARCH 31,
                                                -------------------------------
                                                    2000                1999
                                                    ----                ----
         Telecommunications Equipment           $ 3,767,825         $ 3,973,483
         Computer Equipment and Software            414,077             150,303
         Furniture and Fixtures                     195,966             269,651
         Autos                                            -              41,362
         Leasehold Improvements                     119,073                   -
                                                -----------         -----------
                                                  4,496,941           4,434,799
         Less: Accumulated Depreciation          (3,493,455)         (2,929,618)
                                                -----------        ------------
                                                $ 1,003,486         $ 1,505,181
                                                ===========         ===========

         Depreciation expense for the year ended March 31, 2001 and 2000 was approximately $715,221 and $1,393,832, respectively.

                                       F19

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 6 - ACQUISITIONS/DISPOSITIONS

         a) On April 2, 1997, UTG Belgium acquired a 100% ownership in Multicom, an existing telecommunications company operating in the areas of direct and indirect dial, for 11,101,043 Belgium Francs or approximately $317,000.

              On July 5, 1999, the Company sold its 100% investment in Multicom Communications NV to an unaffiliated Liechtenstein investor for BEF 24,900 or approximately $600, to streamline the activities of UTG Belgium. This resulted in a gain to the Company of BEF 538,000 or approximately $13,500 on the sale of its subsidiary.

         b) On November 15, 1998, the Company entered into an agreement with 8 individual distributors for the purpose of establishing a distribution network for telecommunication cards in the United Kingdom. The Company and its 8 distribution partners formed StarPoint Card Services LTD, located in London with the Company holding 51% of StarPoint's equity and the Company's partners holding the remaining 49%. Under the agreement, UTG has a three-year call option to acquire its partners' 49% interest for cash and/or UTG common stock. The exercise price equals the average of 8 times StarPoint's EBIT and sales during the three months preceding the exercise of the option. As of March 31, 2001, the Company has not exercised their call option.


         c) On November 15, 1999, the Company acquired a majority interest in the capital stock of Musicline. Pursuant to a Stock Purchase Agreement, dated August 9, 1999 between the Company and Ueli Ernst, the Company's Chairman and Chief Executive Officer, in consideration for 1,750,000 shares of the Company's common stock, the assignment to Mr. Ernst of a receivable account in the principal amount of approximately $790,000, and, an additional 350,000 shares of the Company's common stock if Musicline's net profits under Swiss accounting laws reaches at least $300,000 during the fiscal years ending March 31, 2000 or March 31, 2001. At a stockholders meeting held on October 22, 1999, the Company's stockholders, other than Mr. Ernst, or persons affiliated or associated with him, approved such stock purchase agreement by an affirmative vote of more than two-thirds of the shares of common stock held by such stockholders. The closing of this transaction occurred on November 15, 1999.

              On March 31, 2001, Ueli Ernst was issued 350,000 shares of the Company's common stock as a result of the Music Line Group's profit in excess of $300,000 under Swiss accounting laws for the year ended March 31, 2001.

         d) On December 31, 1999, the Company transferred its 100% investment in Telelines to it's 100% owned subsidiary Starfon at the Company's carrying value.

                                       F20

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 7 - INVESTMENT/OTHER RECEIVABLE

         The Company's subsidiary, Musicline, had a 49% equity investment in Berger Music AG. This investment totaled 33,333 Swiss Francs or $20,016 as of March 31, 2000. Berger's operations were immaterial for the year ended March 31, 2000. During the year ended March 31, 2001, Musicline sold its 49% equity interest in Berge Music AG for a receivable totaling 100,000 Swiss Francs or $59,346, resulting in a gain of 66,667 Swiss Francs or $37,330.

NOTE 8 - BANK OVERDRAFTS

         Bank overdrafts represent the following:

                                                          MARCH 31,
                                              ---------------------------------
                                                   2001                2000
                                                   ----                ----

         a)  Credit Suisse - Starfon          $   492,550       $     598,034
         b)  Credit Suisse - JM Sontel            292,663             488,741
         c)  Credit Suisse - SSC                  314,202             379,794
         d)  Barclays Bank - Starpoint            205,964             210,894
              Other                                11,258              18,685
                                              -----------      --------------
                                              $ 1,316,637         $ 1,696,148
                                              ===========         ===========

         a) Starfon has a bank overdraft with Credit Suisse, totaling 858,853 Swiss Francs, or $492,550 and 994,479 Swiss Francs, or $598,034 as of March 31, 2001 and 2000, respectively, with Credit Suisse. The overdraft is drawn on a credit line of up to 1.000,000 Swiss Francs or approximately $573,461. and bears interest at 5.375% per annum as of March 31, 2001 and 2000, respectively. An intercompany receivable from UTG Communications International, Inc. of up to 3,000,000 Swiss Francs is collateral for this credit line.

         b) JM Sontel has a bank overdraft totaling 510,345 Swiss Francs or approximately $292,663 and 813,900 Swiss Francs or approximately $488,741 as of March 31, 2001 and 2000, respectively. This overdraft is drawn on a credit line of 500,000 Swiss Francs or approximately $286,731 and bears interest at 5.25% per annum.

         c) SSC has a bank overdraft of 533,060 Swiss Francs or approximately $314,202 and 632,472 Swiss Francs or approximately $379,794 as of March 31, 2001 and 2000, respectively. The overdraft is drawn on a credit line of 400,000 Swiss Francs or approximately $229,385 and bears interest at 5.25% per annum.

         d) Starpoint, a subsidiary in Great Britain, has a bank overdraft with Barclays Bank totaling $205,964 and $210,894, at March 31, 2001 and 2000, respectively. This overdraft is drawn on a line of credit based on a guarantee of Starfon of 150,000 British Pounds or approximately $238,700 and bears interest at 8% per annum.

                                       F21

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 9- LOANS PAYABLE
                                                        AS OF MARCH 31,
                                               -------------------------------
                                                    2001                2000
                                                    ----                ----

         a) Blacksea Inv. Ltd.                 $   200,000          $  200,000
         b) Blacksea Inv. Ltd.                     171,250             171,250
         c) Gutknecht                                    -             208,281
         d) Mira Misic                             199,277             150,123
         e) Schaffhauser Kantonalbank              324,276                   -
            Other                                   40,623               2,702
                                              ------------       -------------
                                                   935,426             732,356
                Less short-term                   (564,176)           (361,106)
                                              ------------         -----------
            Long-term Loans Payable           $    371,250          $  371,250
                                              ============          ==========

         a) A loan from Blacksea Inv. Ltd. ("Blacksea") dated August 13, 1998, payable June 30, 2003. The loan bears an interest rate of 8% per annum and is payable on June 30, each year.

         b) A loan from Blacksea dated August 13, 1998, payable June 30, 2003. The loan bears an interest rate of 5% per annum and is payable on June 30, each year.

              As additional consideration to the above loans, the Company agreed to issue to Blacksea the following 3 year warrants (See note 13a) which will entitle Blacksea to purchase, validly issued and non-assessable shares of the Company's, $.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrant Shares.

              3,000 warrants at a strike price of $30
              3,000 warrants at a strike price of $50
              3,000 warrants at a strike price of 45 Swiss francs
              3,000 warrants at a strike price of 75 Swiss francs

              Blacksea has a further option to increase the loans by the same amounts as above, under the same conditions. This additional option must be executed in writing before January 31, 1999 and is also payable within this time. As of March 31, 2001 and 2000, this option had not been executed.



                                       F22

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 9 - LOANS PAYABLE (Continued)


         c) The Company had a 346,850 Swiss Franc or $208,281 draft payable to an unrelated party. The draft was paid off as of March 31, 2001.

         d) As of March 31, 2001 and 2000, the Company has a 347,500 Swiss Franc or $199,277, and a 249,609 Swiss Franc or $150,123 loan payable from an unrelated party, respectively. The loan was due as of March 31, 2001, and is in default.

         e) JM Sontel, a subsidiary of the Company, has a bank loan for CHF 565,473 or approximately $324,276 from Schaffhauser Kantonalbank. The loan bears interest at 8% and is payable in monthly installments of CHF 71,875 or $41,318. The Company has payment arrangement which has been agreed upon with the bank, whereby a initial payment of CHF 50.000 or approximately $ 28,636 is due on July 23, and afterwards a monthly payments of CHF 25, 000 or approximately $ 14,343.

NOTE 10 -INCOME TAXES

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
                                                                 ========

                                       F23

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 10 -INCOME TAXES (Continued)

         At March 31, 2001 and 2000, the Company had net carryforward losses of approximately $17,440,000 and $10,868,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   AS OF MARCH 31,
                                           ------------------------------
                                              2001                2000
                                              ----                ----
         Deferred Tax Assets
         Loss Carryforwards                $5,930,000          $3,695,120

         Less:  Valuation Allowance        (5,930,000)         (3,695,120)
                                          -----------         -----------
         Net Deferred Tax Assets          $         -         $         -
                                          ===========         ============

         Net operating loss carryforwards expire starting in 2011 through 2021. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 -COMMITMENTS AND CONTINGENCIES

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

         b) In October 2000, Starfon, a subsidiary of UTG, entered into an agreement with FM Finance Market S.A., Mr. Massimo Scotti and Mr. Claudio Zambon. Both Mr. Scotti and Mr. Zambon are controlling shareholders of FM Finance Market S.A. Pursuant to this agreement, Starfon is to acquire 95% of the outstanding common stock of FM at a price to be determined. The agreement stated that the stock shall be purchased on three separate dates: April 20, 2001; October 31, 2001; April 30, 2002. As of March 31, 2001 and the date of this report, the agreement has not been executed. FM Finance Market S.A. is an international internet platform in four languages for e-commerce telecommunications and internet products in Switzerland.


                                       F24

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 11 -COMMITMENTS AND CONTINGENCIES (Continued)


         c) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:


                                                    OPERATING      CAPITAL
                                                     LEASES         LEASES
                                                  ----------    -----------

         2002                                     $  163,796    $   210,000
         2003                                        167,320        120,000
         2004                                        167,320         29,000
         2005                                        150,495              -
         2006 and thereafter                          72,059              -
                                                  ----------    ------------
         Total Minimum Lease Payments             $  720,990        359,000
                                                  ==========
         Less: Amounts Representing Interest                        (30,335)
                                                                -----------
         Present Value of Future Minimum
          Lease Payments                                            328,665
         Less: Current Maturities                                  (190,033)
                                                                -----------
            Total                                               $   138,632
                                                                ===========

         Rent expense under operating leases for the year ended March 31, 2001 and 2000 was $336,235 and $245,547, respectively.

         Assets under capitalized leases totaled $682,379 with related accumulated depreciation of approximately $300,000.


NOTE 12 -STOCKHOLDERS' EQUITY
         The Company has authorized 60,000,000 shares of common stock at $.00001 par value bringing the total authorized common shares to 60,000,000 and 10,000,000 preferred shares at $.01 par value.


                                       F25

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 12 -STOCKHOLDERS' EQUITY (Continued)

         Significant Stock Transactions
         ------------------------------
         On August 22, 1999, in connection with the Company's reverse stock split of March 23, 1998, the Company issued 201,341 shares of common stock as a stock dividend.

         During the year ended March 31, 2001, Medfield purchased 57,743 shares of common stock for $115,486 or $2 per share.

         During the fiscal years ended March 31, 2001 and 2000, respectively, an investor exercised warrants to purchase 1,486,477 and 329,366 shares of common stock for net proceeds of $4,512,562 and $658,732, respectively.

         On November 15, 1999, in connection with the acquisition of Musicline, the Company issued 1,750,000 shares of its common stock (see Note 6c).

         On March 31, 2001, the Company issued 350,000 shares of its common stock valued at $2,100,000 in relation to their acquisition of Music Line valued at $2,031,010 (see Note 6c).

         During the year ended March 31, 2001, the Company issued 7,600 shares of its common stock valued at $60,354 for the purchase of equipment.

         During the year ended March 31, 2001, 13,460 stock options were exercised at an exercise price of $104,988 or $7.80 per share.

NOTE 13 -STOCK WARRANTS

         a)   As consideration for the loans received from Blacksea, (see Note
              9), the Company agreed to issue to Blacksea the following 3 year warrants which will entitle Blacksea to purchase, validly issued and non-assessable shares of the Company's, $.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrant Shares.

              3,000 warrants at a strike price of $30
              3,000 warrants at a strike price of $50
              3,000 warrants at a strike price of 45 Swiss francs or $25.81 3,000 warrants at a strike price of 75 Swiss francs or $43.01

              As of March 31, 2001 and 2000, the strike price of the warrants exceeded the trading price of the Company's common stock. As of March 31, 2001 and 2000, the warrants have not been exercised.

         b) On March 23, 1998, the Company issued 250,000 shares of restricted Common Stock (post-reverse split) at a purchase price of $2.00 per share. For each share of restricted Common Stock purchased, the subscriber received three warrants, each to purchase one share of restricted Common Stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five years from date of issuance. During the years ending March 31, 2000 and 1999, the Company issued an additional 57,743 and 408,036 shares of restricted Common Stock to the subscriber, which entitled the subscriber to receive an additional three warrants, each to purchase one share of restricted Common Stock at $2.00, $3.00 and $4.50, respectively.

              During the years ending March 31, 2001 and 2000, 1,486,477 and 329,366 warrants were exercised.

                                       F26

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 13 -STOCK WARRANTS (Continued)

         c) On August 22, 1999, in connection with the issuance of 201,341 shares of common stock and the Company's reverse stock split, effective March 23, 1998, the Company issued 1,103,625 common stock purchase warrants at an exercise price of $15.00 per share and an expiration date of August 22, 2003 (See Note 13).

NOTE 14 -STOCK OPTIONS

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




                                       F27

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 14 -STOCK OPTIONS (continued)


         Plan and non-plan stock option activity is summarized as follows:


                                                                 MARCH 31,
                                                          ---------------------

                                                              2001      2000
                                                          --------  -----------

         Outstanding at beginning of period                208,800        1,800

         Options exercised                                 (13,460)        --

         Options granted at an exercise price of
          $5.00 and $30.00 per share                       141,000      207,000
                                                        ----------    ---------


         Outstanding at end of period                      336,340      208,800
                                                        ----------    =========

         Exercisable at end of period                      336,340      208,800
                                                        ==========    =========

         Weighted average exercise price of
          options outstanding                          $    14.80    $     4.80
                                                       ===========   ==========

         Weighted average remaining contractual
           life of options outstanding                                57 months

         The Company accounts for its stock option transactions under the provisions of APB No. 25. The following proforma information is based on estimating the fair value of grants based upon the provisions of FAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each option granted during the period ended March 31, 2001 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%, life of options of 3-5 years, volatility of 50% and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the period ending March 31, 2000 was $2.26.

         The Company's proforma net loss and net loss per share assuming compensation cost was determined under FAS No. 123 would have been the following:


                                                   YEAR ENDED MARCH 31,
                                        -------------------------------------
                                              2001                    2000
                                              ----                    ----
         Net Loss                       $(6,980,000)              $(3,854,200)
                                        ===============           ===========
         Net Loss Per Share             $(     1.37)              $(     1.36)
                                        ===============           ===========







                                       F28

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 15 -MINORITY INTEREST

         Minority interest represents the following:

         a) a 49% share of the common equity of the Company's subsidiary StarPoint as of March 31, 2001 and 2000 (see Note 6b); and

         b) a 49% share of the common equity of the Company's subsidiary Musicline as of March 31, 2001 (see Note 6c). Minority interest totaled $-0- as of March 31, 2001 due to excess losses over the minority investment in Musicline.

NOTE 16 -TREASURY STOCK

         Treasury stock represented 23,077 shares of the Company's common stock received as consideration for payment of a $300,000 receivable due from a former officer of the Company as of March 31, 2001 and 2000.

NOTE 17 -FOREIGN OPERATIONS

         As described in Note 1, substantially all of The Company's operations take place throughout Europe and the majority of its identifiable assets are located in Switzerland, Belgium and the United Kingdom.



NOTE 18 -FORGIVENESS OF DEBT

         During the year ended March 31, 2001, the Company's subsidiary Musicline was forgiven of a payable due to a vendor. As a result of the forgiveness of debt, the Company recorded an extraordinary gain of $212,911 in the consolidated statements of operations for the year ended March 31, 2001.















                                       F29

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 19 -SEGMENT INFORMATION

         During the years ended March 31, 2001 and 2000, the Company operated in three principal industries:

         a) A switch-based provider of private voice; fax and data management telecommunication services (selling minutes) throughout Europe;

         b) the resale of international telecom services (calling cards) in the United Kingdom; and

         c) the sale and distribution of CDs and other music to wholesale and retail customers in Europe (music).

              Loss from operations is net sales less cost of sales, selling and technical expenses and general and administrative expenses. Total assets consist of Selling Minutes assets which are located in Belgium and Switzerland, Calling Card assets which are located in the United Kingdom and music assets which are located in Switzerland. Corporate assets are immaterial.

         UTG Communications International, Inc. and Subsidiaries:

                                                       AS OF MARCH 31,
                                              ------------------------------
                                                  2001             2000
                                                  ----             ----
         Net Sales:
                Selling Minutes               $  2,568,957     $   4,195,048
                Calling Cards                   11,885,423         8,782,933
                Music                            4,868,593         2,588,232
                                              ------------     -------------
                   Total revenue              $ 19,322,973     $ 15,566,213
                                              ============     ============

         Cost of Sales:
                Selling Minutes               $  1,344,492     $  2,777,897
                Calling Cards                   11,320,430        7,995,261
                Music                            3,967,111        2,122,422
                                              ------------     ------------
                   Total Cost of Sales        $ 16,632,033     $ 12,895,580
                                              ============     ============

         Selling and Technical:
                Selling Minutes               $    221,696     $    317,285
                Calling Cards                           -             1,550
                Music                              635,915           16,712
                                              ------------     ------------
                   Total Selling and
                        Technical             $    857,611     $    335,547
                                              ============     ============


                                       F30

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 19 -SEGMENT INFORMATION (Continued)

                                                        AS OF MARCH 31,
                                                    2001   2000
         Income from Operations Before
            General and Administrative:
                   Selling Minutes            $ 1,002,769       $   1,099,866
                   Calling Cards                  564,993             786,122
                   Music                          265,567             449,098
                                              -----------       -------------
                   Income from Operations
                     Before General and       $ 1,833,329       $   2,335,086
                     Administrative           ===========       =============

         General and Administrative:
                   Selling Minutes            $ 3,394,757       $   3,305,401
                   Calling Cards                2,470,884           1,341,528
                   Music                        1,610,610             449,477
                   Corporate                    1,324,618             476,873
                                              -----------       -------------
         Total General and Administrative     $ 8,800,869       $   5,573,279
                                              ===========       =============

         Loss from Operations:
                Selling Minutes               $(2,391,988)      $( 2,205,535)
                Calling Card                   (1,905,891)       (   555,406)
                Music                          (1,345,043)       (       379)
                Corporate                      (1,324,618)       (   476,873)
                                              -----------       -------------
         Loss from Operations                $ (6,967,540)      $ (3,238,193)
                                              ===========       =============

        Identifiable Assets:
                Selling Minutes               $  3,855,819      $  1,910,699
                Calling Cards                    1,779,228         1,430,824
                Music                            4,339,002         4,252,335
                Corporate                        5,594,127         6,628,674
                                              ------------      ------------
                     Total Assets             $ 15,568,176      $ 14,222,532
                                              ============      ============

         Depreciation and Amortization Expense:
                Selling Minutes               $     801,804     $  1,436,884
                Calling Cards                       122,333           36,070
                Music                                75,672          130,162
                Corporate                           604,033          151,006
                                              -------------     ------------
         Total Depreciation and Amortization
         Expense                              $   1,603,842     $  1,754,122
                                              ============      ============


                                       F31

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 20 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 2001, the Company had a working capital deficit of $5,424,078 and an accumulated deficit of $17,439,096. As of March 31, 2000, the Company had a working capital deficit of $4,144,974 and an accumulated deficit of $10,868,039. The Company's loss from operation for the years ended March 31, 2001 and 2000 were $6,967,540 and $3,238,193, respectively.
         Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing (see Note 21). There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.



NOTE 21 -SUBSEQUENT EVENTS

         On July 15, 2001, the Company entered into a Subscription Agreement with DK Investment Services, Ltd. for the purchase of 1,200,000 shares of the Company's common stock for a purchase price of $12.50 per share or total proceeds of $15,000,000.

         On April 17, 2001 the Company has received a loan of Swiss Francs 1,000,000 or $569,443 from Julius Bar & Cie, and other investors, payable June 30, 2004. The loan bears an interest rate of 5,5% per annum and is payable on June 30, each year.

         As additional consideration to the above loans, the Company agreed to issue 23,260 warrants to Blacksea. The following 3 years warrants which will entitle Blacksea to purchase, Validly issued and non-assessable shares of the Company's, $.00001 par value Common stock at any time following the effective date of the Company's Registration statement under Securities act covering the Warrant Shares - have a strike price of SFR 43 (or$ 24.50).

                                       F32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers, directors and significant employees of the Company on March 31, 2001 were as follows:



NAME                     AGE                 POSITION
---------------------    ---      ---------------------------------------------


Ueli Ernst               54       Chairman of the Board, Chief
                                  Executive Officer and Director

Klaus Brenner            45       Treasurer, Secretary and Director


Andreas Popovici (1)     47       Vice President of Starfon


Udo Caspers (1)          49       Chief Financial Officer, Finance
                                  and Controlling Manager of Starfon

Peter Holmes (1)         41       Managing Director of Starpoint
                                  Card Sales Ltd.

Giles Rawlinson (1)      34       Financial Controller of Starpoint Card
                                  Sales Ltd.

Steve Bryant (1)         38       Managing Director of StarGlobal Ltd.


Peter Boog (1)           44       Managing Director of Musicline AG and
                                  subsidiaries.



(1) Not executive officers but deemed "significant employees".

Ueli Ernst has served as a director and Chief Executive Officer of UTG since January 3, 1998. He has 27 years of experience in international business development in various industries primarily in management consulting, financial advisory services and rendering advice to new growth business ventures. He was Chairman of Swissray International Inc, a reporting company which was then listed on the NASDAQ Small Cap Market, from May 1995 through March 1997. Mr. Ernst received his Masters of Business Administration degree in 1973 from the University of Zurich.

Klaus Brenner has served as a director, Treasurer and Secretary of UTG since January 3, 1998. Since 1996, Klaus Brenner has served as Chief Executive Officer of Brenner Industrieholz-Spaene GmbH, Brenner Internationale Holz- und Spaenehandelsgesellschaft and of Brenner Holding GmbH. From 1986 to 1996 Mr. Brenner served as the Chief Executive Officer of Brenner Bois Sprl., the Belgian subsidiary of Brenner Holding GmbH.

Andreas Popovici served as vice president (Director) of United Telegroup AG from March 1996 to December 1997 and has served as Vice President and technical director of Starfon and its subsidiaries since 1998. From October 1995 to March 1996, Mr. Popovici served as general manager of Callcom, a Swiss telecom service company. From 1991 through October 1995 Mr. Popovici served as vice president and director of the systems department at Swissphone, a Swiss telecom company.

Udo Caspers has served as CFO and Finance and Controlling Manager of Starfon and its subsidiaries since February 2000. He served as Finance and Controlling manager of Rotring AG a Swiss subsidiary of Newell Rubbermaid Inc. from 1999 to 2000. He was an Independent CPA and Tax consultant at Pro Ratio Treuhand Steuerberatungs- und Wirtschaftsprufungs-gesellschaft mbH from 1982 until 1999. He received a Master of Business Administration in Cologne and Frankfurt a/M.

Peter Holmes has served as Managing Director of Starpoint Card Sales Ltd in London since August 1998. From 1995 to 1998 he served as Manager and a consultant of America First Ltd, Call-Science Ltd and Megacom (an internet company). From 1985 to 1995 he worked for Motorindustry Henleys, a London Stock Exchange listed company. From 1981 to 1985, Mr. Holmes was involved in the Cellular industry, working for Vodafone centers and European Telecom, a cellphone distributor.

Giles Rawlinson has served as Financial Controller at Starpoint Card Sales Ltd since December 1999. From 1995 to 1999, he was the Financial Controller at Tempo Plc, Tie Rack Plc, and Senior Enginieering PLC and from 1990 to 1995, he worked at Ernst & Young as a Chartered Accountant. He received a degree of BSC/BA
(Hons) in Engineering & Business Studies at the Nottingham Trent University.


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




                           SUMMARY COMPENSATION TABLE





                             Annual Compensation                Long-Term Compensation         Awards         Payouts

Name and       Fiscal Year   Salary    Bonus   Other Annual     Restricted      Securities       LTIP         All Other
Principal      Ended March    ($)       ($)        ($)          Compensation   Stock Award(s) Underlying  Payouts Compensation
Position       31,2001                                             ($)          Options/SARs     ($)           ($)
--------------------------------------------------------------------------------------------------------------------------------

Ueli Ernst,       2001        90,000      --         --              --             10,000           --          --
 Chairman of      2000        --          --         --              --               --             --          --
 the Boardo &     1999        --          --         (2)             --               --             --          --
 Chief
 Executive
 Officer (1)(6)


Fritz K. Wolff,   2001        --          --         --              --               --             --          --
Executive Vice    2000        --          --         --              --               --             --          --
 President &      1999        172,359(9)  --         --            100,000 (10)      (11)            --          --
 Chief Operating
 Officer 8)

Keith Rhea,       2001        --                                                      --             --          --
Chief Operating   2000        --          --         --                               --             --          --
 Officer and      1999        124,500(13) --         --                              (14)            --          --
 Director (12)

Robert Finn,      2001        --          --         --              --               --             --          --
Chief Financial   2000        --                     --              --               --             --          --
 Officer (15)     1999        182,228(16) --         --              --               --             --          --

Brenner Klaus     2001         22,500     --         --              --            10,000            --          --
Treasurer and     2000        --          --         --                               --                         --
Secretary (1)     1999        --          --                                          --                         --

Popovici Andreas  2001        111,000     --         --              --
Vice President    2000        115,000     --         --              --
Of Starfon        1999        115,000     --         --              --


Udo Caspers      2001          88,838                                               9,000            --          --
Finance and      2000           7,000 (17)                                            --             --          --
Controlling      1999         --                                                      --             --          --
Manager


Peter Holmes     2001          78,000                --              --           10,000             --          --
Managing         2000          67,200                --              --           10,000             --          --
Director         1999          67,200                                                                --          --
Of Starpoint


Bryant Steve     2001          40,500                --              --               --             --          --
Managing         2000          57,600                --              --            8,000             --          --
Director of      1999          57,600                --              --               --             --          --
StarGlobal


Boog Peter       2001         136,670                --              --               --             --          --
Managing         2000          78,300                --              --               --             --          --
Director of      1999         --                     --              --               --             --          --
Musicline







(1) Mr. Ernst was appointed Chairman of the Board and Chief Executive Officer on January 3, 1998 and Mr. Brenner as Treasurer and Secretary on January 3, 1998. Neither Mr. Ernst nor Mr. Brenner has received any compensation for his services in this capacity during the fiscal years ended March 31, 2000, 1999 or 1998.

(2) Interfinance Investment Co. Ltd., a company controlled by Mr. Ernst earned $39,482.16 in commissions related to the sale of 658,036 shares of common stock and warrants to an investor during the fiscal years ended March 31, 1998 and March 31, 1999 and was issued an aggregate of 144,000 shares of common stock and 92,308 options to purchase common stock of the Company in connection with various financings. These options expired as of March 31, 1999. Mr. Ernst received 1,750 shares of UTG common stock in consideration for 51% of the outstanding shares of MusicLines, A.G. He also received certain accounts receivables of UTG and will receive an additional 350,000 shares if MusicLine achieves net profit of at least $300,000 by March 31, 2001.

(4) Represents the deemed fair market value of 15,385 unregistered shares of common stock (as adjusted for the reverse stock split) on January 15, 1997, the date of grant.

(6) Does not include amounts paid as rent to a company controlled by Mr. Ernst.

(8) Mr. Wolff was UTG's Chief Executive Officer from June 28, 1997 through October 7, 1998. From January 15, 1997 through June 25, 1997, Mr. Wolff served as UTG's Executive Vice President and Chief Operating Officer. Prior thereto he served as a business development consultant to UTG.

(9) Reflects amounts paid to Birand Ltd., a company through which Mr. Wolff provided services to UTG.

(10) Represents the deemed fair market value of 7,692 unregistered shares of common stock on January 15, 1997, the date of grant.

(11) On March 10, 1997, Mr. Wolff was granted options exercisable for 23,077 shares of UTG common stock. Because of Mr. Wolff's resignation from his position, prior to the expiration of the vesting period for the first transaction of such options, such options have been forfeited.

(12) Mr. Rhea resigned from his positions with UTG on January 12, 1998.

(13) Includes amounts paid to Telepath Ltd., a company through which Mr. Rhea provided services to UTG.

(14) Pursuant to an employment agreement dated June 30, 1997 between UTG and Keith Rhea, Mr. Rhea was granted options for 15,385 shares, of which options for 3,847 shares of common stock would have vested prior to Mr. Rhea's resignation from his positions with UTG. In connection with his resignation, Mr. Rhea released UTG from its obligations under such agreement.

(15) Mr. Finn was appointed Chief Financial Officer of UTG on June 25, 1997. He served in that capacity on a part-time basis until December 7, 1997.

(16) This amount includes $111,710 which Mr. Finn alleges he and Telepath Ltd. are owed for consulting services performed by him. UTG disputes that such amount is owed. Such amount is included herein merely for disclosure purposes pending final determination of the dispute between UTG and Mr. Finn. The inclusion of such amount herein may not be construed as admission by UTG that all or part of such amount is in fact owed to Mr. Finn or Telepath Ltd.

(17) Mr. Caspers served from February 21, 2000 until September 30, 2001.

The following table sets forth all grants of options to purchase common stock to the executive officers named in the Summary Compensation Table for the fiscal year ended March 31, 2000.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)



Name   Number Of Securities      Percent Of Total      Exercise Of Base Price       Expiration Date
(a)        Underlying          Options/SARs Granted           ($/Sh)                     (e)
       Options/SARs Granted       to Employees In                (d)
               (#)                  Fiscal Year
               (b)                      (c)


Ueli Ernst      10,000               25,6%                       5                  June 30, 2004
Klaus Brenner   10,000               25,6%                       5                  June 30, 2004
Udo Caspers      9,000               23,0%                       9                  December 31, 2003
Fritz K. Wolff    --
Keith Rhea        --
Robert Finn       --
Peter Holmes    10,000               25,6%                       5                  June 30, 2004
Steve Bryant      --







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
                                                        Exercisable/                 Exercisable/
                                                       Unexercisable                Unexercisable

                                                           (d)                           (e)

Ueli Ernst        --                 --               10,000/104,227                     59,300
Fritz K. Wolff    --                 --                    --                             --
Keith Rhea        --                 --                    (1)                            --
Robert Finn       --                 --                    --                             --
Brenner Klaus     --                 --                  10,000                          59,300
Peter Holmes      --                 --                  10,000                          59,300
Steve Bryant      --                 --                   8,000                          23,440

(1) See Note 14 to Compensation Table.






COMPENSATION OF DIRECTORS

The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. See "Item 10 -- Executive Compensation" for a description of any additional compensation paid to Messrs. Ernst, Schlecht and Rhea.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 1, 2000, certain information concerning beneficial ownership of the Company's Common Stock by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under Item 10 above and (iv) all current executive officers and directors of the Company as a group.

NAME AND ADDRESS                 NUMBER OF SHARES         % OF COMMON STOCK (1)
                                BENEFICIALLY OWNED

Ueli Ernst
C/o UTG Communications
International Inc.                   2,280,853                   40,00%
Limmattalstr. 10,
8954 Geroldswil, Switzerland


Medfield Investments S.A.              850,812                   14,92%
Sonnenbergweg 12
5698 Stetten, Switzerland


Klaus Brenner (3)                      257,576                    4,51%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldwil, Switzerland


Interfinance Inv. Co. Ltd.(2)          180,853                    3,17%
Steinhaldenring 8
8954 Geroldswil, Switzerland

Andreas Popovici                        44,540                    0,78%
C/o UTG Communications
International Inc.
Limmattalstr 10
8954 Geroldswil

Udo Caspers                              1,000                    0,17%
C/o UTG Communications
Internation Inc.
Limmttalstr. 10
8954 Geroldswil

Steve Bryant                            26,152                    0,45%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldswil

Peter Holmes                             2,800                    0,05%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldswil


All Officers and
 Directors as a group                2,612,921                    45,81%
 (6 persons)

(1) Based on 5,702,747 shares of Common Stock issued and outstanding.


(2) Includes 180,853 shares of Common Stock beneficially owned by Interfinance Inv. Co. Ltd., a company controlled by Mr. Ernst.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

See Index to Exhibits on page E-1.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2001.

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






 UTG COMMUNICATIONS INTERNATIONAL, INC.


                               By: /s/ Ueli Ernst
                               -------------------------------------
                               Ulrich Ernst, Chairman of the Board &
                               Chief Executive Officer


Date: July 16, 2001            By: /s/ Klaus Brenner
                               --------------------------------------
                               Klaus Brenner, Secretary and Treasurer

                                  EXHIBIT INDEX

Reference is made below to exhibits indicated with the following footnotes which are incorporated herein by reference thereto:

(1) Filed with the U.S. Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form SB-2 (No. 333-8305) filed on July 17, 1996 (the "SB-2").
(2) Filed with the Commission as an exhibit to Amendment No. 1 to the SB-2 filed on August 16, 1996.
(3) Filed with the Commission as an exhibit to Amendment No. 2 to the SB-2 filed on August 30, 1996.
(4) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1996.
(5) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997.
(6) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.
(7) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.
(8) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.
(9) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(10) Filed with the Commission as an exhibit to the Company's Form S-3 filed on February 3, 1999.
(11) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.
(12) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999.
(13) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1999.
(14) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1999.
(15) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1999.
(16) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 2000.
(17) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 2000.
(18) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 31, 2000.
(19) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 2000.

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

10.10 Management Agreement dated April 4, 1996 between Registrant and Franco Reinschmidt (2), (11)
10.11           Form of Customer Contract of Registrant (2)
10.12 Subscription Agreement dated August 15, 1996, between Registrant and Interfinance Inv. Co. Ltd., for the purchase of 400,000 shares of Common Stock (2)
10.13 Promissory Note in the principal amount of $990,000 dated August 15, 1996, by Interfinance Inv. Co. Ltd., in favor of the Registrant (2)
10.14 Security and Pledge Agreement dated August 15, 1996 between Registrant and Interfinance Inv. Co. Ltd. (2)
10.15 Subscription Agreement dated as of January 15, 1997 between the Company and Interfinance Inv. Co. Ltd. (4)
10.16 Subscription Agreement dated as of November 21, 1996 between the Company and Interfinance Inv. Co. Ltd. (4)
10.17 Joint Instructions of Registrant and Thomas Combrinck and Interfinance Inv. Co. Ltd. dated January 16, 1997 (5)
10.18 Consultancy Agreement effective September 1, 1996 between UTG Communications (Europe) AG and Birand Ltd. (5), (11)
10.19 Share Purchase Agreement among UTG Communications Belgium N.V., Messrs. Luc and Tom Van den Bogart and UTG Communications Holding AG. (5)
10.20           Pledge Agreement among UTG Communications Belgium N.V., Messrs.
                Luc and Tom Van den Bogart and UTG Communications Holding AG.
                (5)
10.21 Employment Agreement dated June 30, 1997 between the Registrant and Keith Rhea (5), (11)
10.22 Cooperation Agreement dated August 6, 1997 between Trafficom and UTG Hungary (6)
10.23           Consulting Agreement between the Company and Telepath, Ltd.
                (7),(11)
10.24 Share Purchase Agreement dated December 29, 1997 between Portmann Trading AG and UTG Communications Holding AG (8)
10.25           Share Purchase Agreement dated between Portmann Trading
                AG and UTG Communications Holding AG (8)
10.26 Asset Purchase Agreement dated December 30, 1997 between UTG Communications (Europe) AG and UTG Communications Holding AG
                (8)
10.27 Subscription Agreement, dated as of January 25, 1998 by and between the Registrant and Medfield Investment S.A. ("Medfield") (8)
10.28           Agreement between Medfield and the Registrant, dated May 16,
                1998 (8)
10.29           Form of Warrant issued to Medfield (8)
10.30 Registration Rights Agreement, dated as of March 23, 1998 between the Registrant and Medfield (8)
10.31 Settlement Agreement among Fritz K. Wolff, Birand Ltd., TeleInvest Ltd. and UTG International, Inc., together with Share Purchase Agreement dated as of May 31, 1998 among Fritz
                K. Wolff, TeleInvest Ltd. and Interfinance Inv. Co. Ltd. (8)
10.32           Loan Agreement, dated August 13, 1998(9)
10.33           Agreement dated September 25, 1998 between Medfield and the
                Company (9)
10.34 Interconnection Agreement dated August 21, 1998 between the Company and Swisscom (9)
10.35           Shareholders Agreement, dated as of November 16, 1998 (10)
10.36           Employment contract with Mr. K. Brenner, dated June 30, 2000
10.37           Employment contract with Mr. U. Ernst, dated June 30, 2000
10.38 Purchase Contract between Reintasan Establishment and UTG Communications Belgium NV, dated July 5, 1999
10.39           5% Note issued to Blacksea Investment Ltd. due June 30, 2003
10.40           8% Note issued to Blacksea Investment Ltd. due June 30, 2003
10.41           Warrant issued to Blacksea Investment Ltd., dated August 13,
                1999
10.42           Warrant issued to Blacksea Investment Ltd., dated August 13,
                1999
10.43           Warrant issued to Blacksea Investment Ltd., dated August 13,
                1999
10.44           Warrant issued to Blacksea Investment Ltd., dated August 13,
                1999
10.45           Form of Warrant issued to stockholders of record on March 23,
                1998
21.1            List of Subsidiaries
23.1            Consent of Merdinger, Fruchter, Rosen & Corso, P.C.