Form 10QSB
period 2001-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2001-08-21
CIK 1018402

--------------------------------------------------------------------------------





                      UTG COMMUNICATIONS INTERNATIONAL INC



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                          FILING DATE: AUGUST 20, 2001
                            PERIOD END: JUNE 30, 2001


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: UTGC

                United States SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly
                           period ended June 30, 2001

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X| No |_|

      As of August 16, 2001, there were 5,705,836 shares of Common Stock, par value $.00001 per share, outstanding.

      Transitional Small Business Disclosure Format (check one):
      Yes |_| No |X|

                     UTG COMMUNICATIONS INTERNATIONAL, INC.


                                      INDEX




PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT JUNE 30, 2001 (UNAUDITED)                    3


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)                                   5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)                                   8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     9


Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   13
OF OPERATIONS



PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                  18

Item 6 Exhibits and Reports on Form 8-K                                   18


Signatures                                                                19





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001 (UNAUDITED)


ASSETS

CURRENT ASSETS

    Cash and Cash Equivalents                            $      644,870
    Accounts Receivable, net of allowance for
     doubtful accounts of $1,597,815                          2,127,601
    Inventory, net                                              961,828
    License Receivable, current                                 141,365
    Due from Related Parties                                    587,052
    Prepaid Royalties                                           400,520
    Prepaid Expenses and Other Current Assets                   305,655
                                                            -----------

       Total Current Assets                                   5,168,891

License Receivable, Long-Term                                   430,095

Property and Equipment, net of accumulated
 depreciation of $3,591,225                                     905,716

Goodwill, net of accumulated amortization
 of $917,232                                                  7,870,001

Customer Lists, net of accumulated
 amortization of $985,942                                        94,533

Product License Costs, net of accumulated amortization          364,511
 of $245,899

Other Assets                                                     97,496
                                                            -----------

       TOTAL ASSETS                                        $ 14,931,244
                                                            ===========










See notes to unaudited consolidated financial statements.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001 (Continued)
                                   (UNAUDITED)





LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Bank Overdrafts                                      $  1,353,041
    Accounts Payable and Accrued Expenses                   6,828,026
    Due to Related Parties                                  1,414,514
    Loans Payable                                           1,308,804
    Capital Lease Obligation, Current                         184,547
    Deferred Revenue                                          515,598
                                                         ------------
       Total Current Liabilities                           11,604,530

Loans Payable

Capital Lease Obligation, Long-Term                            93,818
                                                         ------------

       TOTAL LIABILITIES                                   11,698,348
                                                         ------------

Commitments and Contingencies                                    --

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value, authorized
     10,000,000 shares; none issued and outstanding              --

    Common Stock - $0.00001 par value, authorized
     60,000,000 shares; 5,705,836
     issued and outstanding                                        57

    Additional Paid-in Capital                             21,082,392

    Treasury Stock (300,000 shares) - at cost                (300,000)

    Accumulated Deficit                                   (18,631,929)

    Cumulative Foreign Currency Translation Adjustment      1,082,376
                                                         ------------

       Total Stockholders' Equity                           3,232,896
                                                         ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 14,931,244
                                                         ============


See notes to unaudited consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
                                                            UNAUDITED
                                                            ---------

NET SALES                                          $ 4,962,950     $  4,479,786
COST OF SALES                                        3,731,126        3,715,348
                                                   ------------    ------------
GROSS PROFIT                                         1,231,824          764,438
                                                   ------------    ------------


SELLING AND TECHNICAL EXPENSES
    Technical Fees                                      15,830           21,301
    Sales Salaries                                     159,152           13,014
                                                   ------------    ------------
       Total Selling and Technical Expenses            174,982           34,315
                                                   ------------    ------------

INCOME FROM OPERATIONS BEFORE
GENERAL AND ADMINISTRATIVE EXPENSES                  1,056,842          730,123
                                                   ------------    ------------


GENERAL AND ADMINISTRATIVE EXPENSES
    Management and Consulting Fees                       49,094          83,911
    Salaries                                            707,102         512,018
    Bad Debt Expense                                    143,742              --
    Depreciation and Amortization                       275,803         550,418
    Professional Fees                                   190,656          45,911
    Travel Expenses                                      25,038          48,583
    Employment Agency Fees                               25,390           1,997
    Rent Expenses                                        84,385          58,904
    Other Operating Expenses                            348,908         471,988
                                                   ------------    ------------
    Total General and Administrative Expenses         1,850,118       1,773,730
                                                   ------------    ------------
    LOSS FROM OPERATIONS                               (793,276)     (1,043,607)
                                                   ------------    ------------



See notes to unaudited consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                                    Three Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                  2001            2000
                                                               ----------    ------------
                                                                       UNAUDITED
                                                                       ---------
OTHER INCOME (EXPENSES)

    Interest Income                                                8,894         37,488
    Leasing expense                                              (12,096)            --
    Interest expense                                             (55,578)       (34,098)
    Gain(Loss) from Foreign Currency                            (380,089)        48,860
    Other Income                                                  55,053        121,699
                                                             -----------    -----------
    Total Other Income (Expenses)                               (383,815)        173,947
                                                             -----------    -----------
LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST                                             (1,177,091)      (869,660)

INCOME TAXES                                                      15,743             --
                                                             -----------    -----------

NET LOSS                                                     $(1,192,833)   $  (869,660)
                                                             ===========    ===========


NET LOSS PER COMMON SHARE - Basic and Diluted                $     (0.21)    $    (0.22)
                                                             ===========    ===========

Weighted Average Shares outstanding
- Basic and Diluted                                            5,705,836      3,910,076



See notes to unaudited consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                         Three Months Ended
                                                               June 30,
                                                    ---------------------------

                                                       2001             2000
                                                    -----------     -----------
                                                              UNAUDITED
                                                              ---------
COMPREHENSIVE LOSS

       Net Loss                                     $ (1,192,833)    $ (869,663)

       Foreign Currency Translation Adjustment           338,812       (111,829)
                                                     -----------    -----------

COMPREHENSIVE LOSS                                 $ (1,531,645)     $ (981,492)
                                                     ===========    ===========












See notes to unaudited consolidated financial statements.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    June 30,
                                                           ---------------------------
                                                                   UNAUDITED
                                                                   ---------

                                                                2001          2000
                                                           -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                               $(1,192,833)   $  (869,660)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Decrease in Allowance for doubtful
       accounts                                                (56,713)        27,265
       Increase in Inventory Reserve                             9,420           --
       Depreciation and Amortization                           196,565        550,418
    Changes in Certain Assets and Liabilities:
       Decrease (Increase)in accounts Receivable                17,790       (131,994)
       Increase in Due From Related Parties                    (78,734)       (23,505)
       Decrease in Prepaid Royalties                           125,726           --
       (Increase) Decrease in Prepaid Expenses and             204,468         (7,137)
         Other Assets
       Decrease in Inventory                                    39,287        295,731
       Decrease in Deferred Revenue                           (206,552)      (137,130)
       Increase in Accounts Payable and Accrued Expenses        17,571        336,586
       Increase in Due to Related Party                         46,593        535,113
                                                           -----------    -----------
Total Cash Used in Operating Activities                       (877,412)       575,687
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment, net                       --         (347,743)
    Increase in Product License Costs                             --          (39,732)
                                                           -----------    -----------
Total Cash Used by Investing Activities                           --         (387,475)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in Bank Overdraft                       36,404       (842,099)
    Increase in Loans Payable                                  557,413         85,742
    Payment of Capital Lease Obligations                       (50,300)       (57,889)
    Contribution to Capital                                      --         1,153,924
                                                           -----------    -----------
Total Cash Provided By Financing Activities                    545,517        339,684
                                                           -----------    -----------

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                                154,772       (111,832)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (179,123)       416,064

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  823,993         29,580
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $   644,870    $   445,644
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense                                       $    55,578    $    45,752
                                                           ===========    ===========
    Income Taxes                                           $    15,743    $      --
                                                           ===========    ===========



See notes to unaudited consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


         1. BASIS OF PRESENTATION

         In the opinion of UTG Communications International, Inc.'s ("the Company" or "UTG")management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal years ended March 31, 2001 and 2000 and the related audited financial statements included therein.


         The unaudited consolidated financial statements include the accounts of UTG Communications International, Inc., a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries.

         All significant intercompany accounts and transactions have been eliminated in consolidation.


            The Company operates in three lines of business (segments):

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


         2. LOSS PER SHARE

         Basic earnings/(loss) per share includes no dilution and is computed by dividing income/(loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings/(loss) per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended June 30, 2001 and 2000.

         3. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the current fiscal quarter. The Company does not pre- sently enter into any transactions involving derivative financial instru- ments and accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

         In April 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-inter- ests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

         The Company's previous business combinations were accounted for using the pur- chase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

         The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of customer lists and product license costs, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the quarter ended June 30, 2001.



         4. INVENTORY

         Inventories are valued at the lower of cost or market value, with cost determined using the First-in, First-out method.

         At June 30, 2001, Inventory consists of the following:


                                                JUNE 30,2001
                                                ------------

            Compact Discs                      $    958,129
            Mobile Phones and Accessories           154,040
                                               ------------
                                                  1,112,169
            Inventory Reserve                      (150,341)
                                               ------------
                                               $    961,828
                                               ============




          5. LOANS PAYABLE


               On April 17, 2001 the Company has received a loan of Swiss Francs 1,000,000 or $557,413 from Julius Bar & Cie, and other investors, payable June 30, 2004. The loan bears an interest rate of 5.5% per annum and is payable on June 30, each year. As additional consideration for the above loan, the Company agreed to issue 23,260 warrants to the noteholders. The warrants expire April 17, 2004. The warrants are exercisable at CHF 43 (or $24.50).

         6. SEGMENT INFORMATION

         During the quarters ended June 30, 2001 and 2000, the Company operated in three principal industries (segments):

         a) A switch-based provider of private voice; fax and data management telecommunication services ("Selling Minutes") throughout Europe;

         b) the resale of international telecom services ("Calling Cards") in the United Kingdom; and

         c) the sale and distribution of CDs and other music to wholesale and retail customers in Europe ("Music").

          Loss from operations is net sales less cost of sales, selling and technical expenses and general and administrative expenses. Total assets consist of Selling Minutes assets which are located in Belgium and Switzerland, Calling Card assets which are located in the United Kingdom and Music assets which are located in Switzerland. Corporate assets are immaterial.

          A summary of the Company's operations and identifiable assets by segment for the three months ended June 30, 2001 and 2000 as follows:


                                                           June 30,
                                                 ---------------------------
                                                      2001          2000
                                                 -----------    ------------
          Net Sales:
              Selling Minutes                    $  679,779     $   606,935
              Calling Cards                       3,719,664       2,368,120
              Music                                 563,507       1,504,731
                                                 ---------------------------
                   Total revenue                 $4,962,950     $ 4,479,786
                                                 ==========     ===========

          Cost of Sales:
              Selling Minutes                    $  141,886     $   411,389
              Calling Cards                       3,234,435       2,040,204
              Music                                 354,805       1,263,755
                                                ---------------------------
                   Total Cost of Sales           $3,731,126     $ 3,715,348
                                                 ==========     ===========


                                                          June 30,
                                                 ---------------------------
                                                     2001            2000
                                                 --------------  -----------
          Selling and Technical:
              Selling Minutes                    $   25,614     $    34,315
              Calling Cards                              --             --
              Music                                 149,368             --
                                                 ----------     -----------
                   Total Selling and Technical   $  174,982     $    34,415
                                                 ==========     ============

          Income from Operations Before
            General and Administrative:
              Selling Minutes                    $  512,278     $   195,546
              Calling Cards                         485,230         244,001
              Music                                  59,334         290,576
                                                  ---------      -----------
           Income from Operations Before
             General and Administrative          $1,056,842     $   730,123
                                                 ==========      ===========

          General and Administrative:
              Selling Minutes                    $   385,465       $    683,926
              Calling Cards                          823,894            527,708
              Music                                  239,673            457,873
              Corporate                              401,086            104,223
                                                  -----------       -----------
          Total General and Administrative       $ 1,850,118       $  1,773,730
                                                 ===========       ============

          Loss from Operations:
              Selling Minutes                    $    239,295      $   (522,695)
              Calling Card                            211,850          (300,481)
              Music                                   180,339          (116,208)
              Corporate                               161,791          (104,223)
                                                 ------------      -------------
          Loss from Operations                   $    793,275      $ (1,043,607)
                                                 ============       ============

          Identifiable Assets:
              Selling Minutes                    $    723,669      $  2,858,241
              Calling Cards                         2,872,315         1,485,803
              Music                                 4,119,408         4,125,937
              Corporate                             7,215,852         5,845,312
                                                 ------------      ------------
                   Total Assets                  $ 14,931,244      $ 14,315,293
                                                 ============      ============


          Depreciation and Amortization Expense:
              Selling Minutes                    $   148,131       $   150,104
              Calling Cards                           34,977           120,619
              Music                                   92,695           179,024
              Corporate                                   --           100,671
                                                  ----------       -----------
                   Total Depreciation and
                     Amortization Expense         $  275,803       $   505,418
                                                  ==========       ===========


            7. OTHER INFORMATION

            In October 2000, Starfon, a subsidiary of UTG, entered into an agreement with FM Finance Markt S.A., Mr. Massimo Scotti and Mr. Claudio Zambon. Both Mr. Scotti and Mr. Zambon are controlling shareholders of FM Finance Market S.A. Pursuant to this agreement, Starfon is to acquire 95% of the outstanding common stock of FM at a price to be determined. The agreement stated that the stock shall be purchased on three separate dates: April 20, 2001; October 31, 2001; April 30, 2002. As of June 30, 2001 and the date of this report, the agreement has not been executed and the April 20, 2001 payment has not been made. FM Finance Market S.A. is an international internet platform in four languages for e-commerce telecommunications and internet products in Switzerland.


            8. GOING CONCERN

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


            9. SUBSEQUENT EVENTS

            On July 15, 2001, the Company entered into a Subscription Agreement with DK Investment Services, Ltd. which has been terminated and no money received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act 1934, as amended. Actual results may materially differ form those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.


GENERAL


UTG commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, UTG is operating in Switzerland, Belgium and the United Kingdom.

From inception through June 30, 2001, UTG has received an aggregate of approximately $21,082,000 in equity capital. Since inception, UTG's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

UTG's revenue is generated from long distance telecommunications services provided to retail corporate customers and wholesale customers, phone card services and, through MusicLine, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

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

         ii. Beron Stock Inc. Ltd., a United Kingdom corporation owned 100% by Starpoint Card Services Ltd., (an inactive company)

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

On April 17, 2001 UTG issued three notes, for a total of CHF 1,000,000 (approximately $557,413), one to Bank Julius Baer & Cie and two to other Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these noteholders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $ 25) per share. All of such warrants expire on June 30, 2004.

At June 30, 2001, UTG had a working capital deficit of $6,435,639 and an accumulated deficit of $18,631,929, as compared to positive working capital and accumulated deficit of $3,800,330 and $11,737,702, respectively, at June 30, 2000, an increased deficit of $2,635,309, and $6,894,227, respectively. This increased deficit is a result of higher depreciation, bad debt expenses, higher operating expenses and sales salaries. Based on these figures, UTG believes it will require additional equity financing to continue to expand its operations.

At June 30, 2001, UTG's bank overdraft balance was $1,353,041 compared to March 31, 2001 $1,316,637, an increase of $36,404 or 2.8%.

Accounts payable and accrued expenses amounted to $6,828,026 at June 30, 2001 compared to $6,810,455 at March 31, 2001, an increase of $17,571 or 0.3%. This increase is the result of the increase in UTG's business volume during the quarter ended June 30, 2001.





RESULTS OF OPERATIONS

SALES

                                 Net Sales
                                 ---------
                              3 Months Ended
                                  June 30,

                         2001             2000            Change
                         ----             ----            ------
                         $4,962,950       $4,479,786      $482,164      10.7%



During the quarter ended June 30, 2001, UTG recorded net sales of $4,962,950, in comparison to $4,479,786 during the quarter ended June 30, 2000, an increase of $482,164 or 10.7%. The increase in net sales is the result of increased sales activities in Belgium and England. UTG's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in Switzerland and Belgium and wholesale customers and the resale of calling cards from other providers as well as from additional revenue from MusicLine. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers.



COST OF SALES

                             3 Months Ended
                                 June 30

                         2001              2000              Change
                         ----              ----              ------
                         $3,731,126       $3,715,348         $15,778    4.2%


Cost of sales was $3,731,126 for the quarter ended June 30, 2001, as compared to $3,714,348 for the quarter ended June 30, 2000, an increase of $15,778 or 4.2 %. This increase is the result of UTG's increase in net sales and in the relatively high cost calling card resale business. Cost of sales includes carrier charges, costs for leased lines and related activities, the acquisition costs and costs of sales of UTG's existing calling card resale business and the CD production and distribution of MusicLine. Carrier charges and transport (leased lines) charges per unit are ultimately dependent on UTG's ability to generate high volumes of traffic. Management of UTG expects that the relative amount of cost of sales will decrease with the introduction of its own calling cards as well as the pre-paid-mobile cards in Switzerland, Belgium and the United Kingdom.


GROSS PROFIT

                              3 Months Ended
                                 June 30

                         2001              2000              Change
                         ----              ----              ------
                      $1,231,824          $764,438         $437,386  61.1%

The gross profit for the quarter ended June 30, 2001 increased to $1,231,824 (or 24.8% of UTG's net sales, as compared to the quarter ended June 30, 2000 when UTG had gross profits of $764,438 or 17.0% of UTG's net sales. The relative increase in gross profits is due to the fact that UTG has generated a greater portion of its sales through a new carrier which offers significantly lower rates than the former carrier. UTG is selling mobile phone services through 8 shops in Belgium and has received higher commissions for the sale of new mobile phones. Management of UTG expects a further increase of its margin and revenue as a result of the planned introduction of UTGs own calling cards as well as the new pre-paid mobile cards. Significant changes in gross profit can occur as new contracts are negotiated on a regular basis. Significant changes in the gross margin are usual for this stage of the development of the company.

SELLING AND TECHNICAL EXPENSES

                             3 Months Ended
                                 June 30

                         2001            2000              Change
                         ----            ----              ------
                         $174,982        $ 34,315          $140,667     409.9%


Selling and technical expenses for the quarters ended June 30, 2001 and 2000 were $174,982, and $34,315, respectively, an increase of $140,667 or 409.9%. This increase is the result of the installation of servers to increase UTG's capacity to handle card sales and to implement UTG's additional arrangements with other carriers and retail customers.


GENERAL AND ADMINISTRATIVE EXPENSES

                             3 Months Ended
                                 June 30

                         2001              2000              Change
                         ----              ----              ------
                         $1,850,118        $1,773,730        $76,388      4.3%

General and administrative expenses for the quarter ended June 30, 2001 were $1,850,118 compared to $1,773,730 for the quarter ended June 30, 2000, an increase of $76,388 or 4.3%. The majority of the increase relates to increased salaries and professional fees. The increase of bad debt expense was offset by a decrease in depreciation and amortization during the quarter ended June 30, 2001 as a result of UTG's adoption of SFAS142, which resulted in the termination of amortization of Goodwill as of April 1, 2001.


OTHER INCOME (EXPENSES)

                             3 Months Ended
                                 June 30

                         2001              2000           Change
                         ----              ----           ------
                         ($383,815)        $173,947       $557,762      320.6%

Other income (expenses) for the quarter ended June 30, 2001 was ($383,815) compared to $173,762 for the quarter ended June 30, 2000. The increase in expenses relates to higher interest expenses due to a higher amount of outstanding loans and an unfavorable development of the exchange rates of the foreign currencies against the U.S. Dollar which resulted in significant foreign exchange losses, compared to foreign exchange gains in the quarter ended June 30, 2000.

NET LOSS


                            3 Months Ended
                                June 30,
                         2001              2000              Change
                         ----              ----              ------
                         ($1,192,833)     ($869,660)        $323,173    37.1%


The Company's net loss for the quarter ended June 30, 2001 was $1,192,833 as compared to $869,660 for the quarter ended June 30, 2000, an increase of $323,173 or 37.1%. A large portion of the change in Net loss relates to the change in other income (expenses).

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the March 31, 2001 consolidated financial statements, recurring losses from operations and other factors raise doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 9.

During the first quarter of 2001, the total cash used in operations was $877,412 driven primarily by the net loss of $1,192,833. No cash was used for investing activities. Cash provided by financing activities totaled $698,289 including a note for $557,413.

As of June 30, 2001, we had current assets of $5,168,891, including cash of approximately $644,870. At June 30, 2001 we had working capital deficit over of $6,435,639. Management believes that with its existing cash position and the proceeds of a planned increase of capital, we will have sufficient working capital to fund our operations for the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the current fiscal quarter. The Company does not pre- sently enter into any transactions involving derivative financial instru- ments and accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

In April 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-inter-ests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the pur-chase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of customer lists and product license costs, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the quarter ended June 30, 2001.


CAUTIONARY STATEMENTS

As a result of the expected growth of the Company's telecommunications business, in particular its pre-paid and post-paid calling card business in Switzerland, the expected growth in Musicline's CD distribution and production business and on-going reorganization of the company's wholesale business, management expects a further increase in revenues during the quarter ending September 30, 2001 and a further reduction of the Company's relative operating loss, although no assurance can be given in this regard.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings


The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company has established a reserve included in accounts payable and accrued expenses.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (b)   Reports on Form 8-K

1. On August 17, 2001, the Company filed a Report on Form 8-K announcing the engagement of BDO International AG as its independent public accountants for its fiscal year ending March 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: August 20, 2001            By: /s/ Ueli Ernst
                                 ----------------------------------------
                                 Ueli Ernst, Chairman and CEO
                                 (Principal Executive Officer)


                                 By: /s/ Klaus Brenner
                                 ----------------------------------------
                                 Klaus Brenner, Treasurer, Director