Form 10-Q
period 2001-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2001-11-21
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC


                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: NOVEMBER 21, 2001
                         PERIOD END: SEPTEMBER 30, 2001

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

                                For the quarterly
                         period ended September 30, 2001

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

As of November 15, 2001, there were 5,705,836 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                     UTG COMMUNICATIONS INTERNATIONAL, INC.



                                      INDEX




PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2001 (UNAUDITED)               3


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)                              5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)                              8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     9


Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   13
OF OPERATIONS



PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                  18

Item 6 Exhibits and Reports on Form 8-K                                   18


Signatures                                                                19





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
                               (UNAUDITED)


ASSETS

CURRENT ASSETS

    Cash and Cash Equivalents                            $      316,388
    Accounts Receivable, net of allowance for
     doubtful accounts of $473,831                            1,938,143
    Inventory                                                   260,238
    License Receivable, current                                  70,789
    Prepaid and other current assets                            117,762
                                                             -----------

       Total Current Assets                                   2,703,320


Property and Equipment, net of accumulated
 depreciation of $391,721                                     1,579,412

Goodwill net of accumulated amortization
of $755,134                                                   1,415,959

Investments                                                  10,000,000

Other Assets                                                    155,372
                                                            -----------

       TOTAL ASSETS                                        $ 15,854,063
                                                            ===========



See notes to unaudited consolidated financial statements.





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
                                   (Continued)
                                   (UNAUDITED)





LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Bank Overdrafts                                      $    363,821
    Accounts Payable and Accrued Expenses                   5,278,751
    Due to Related Parties                                    654,714
    Capital Lease Obligation, Current                          11,643
                                                         ------------
       Total Current Liabilities                            6,647,702

Loans Payable, Long-Term                                      942,060


Capital Lease Obligation, Long-Term                            38,759
                                                         ------------

       TOTAL LIABILITIES                                    7,289,748
                                                         ------------

Commitments and Contingencies                                    --

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value, authorized
     10,000,000 shares; none issued and outstanding              --

    Common Stock - $0.00001 par value, authorized
     60,000,000 shares; 5,705,836
     issued and outstanding                                        57

    Additional Paid-in Capital                             21,082,392

    Treasury Stock (23,077 shares) - at cost                 (300,000)

    Accumulated Deficit                                   (12,917,035)

    Cumulative Foreign Currency Translation Adjustment        698,901
                                                         ------------

       Total Stockholders' Equity                           8,564,315
                                                         ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,854,063
                                                         ============


See notes to unaudited consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                    Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                       (unaudited)             (unaudited)
                                    ------------------------------------------
                                    2001         2000         2001        2000
                                   -------    --------       -------    ------

NET SALES                         $5,729,484 $4,621,471  $10,128,927  $7,400.449
COST OF SALES                      5,134,124  3,552,145    8,510,445   5,893,686
                                  ---------- ----------   ----------  ----------
GROSS PROFIT                         595,360  1,069,326    1,618,482   1,506,763

SELLING AND TECHNICAL EXPENSES
    Technical Fees                     8,569     39,115       24,399      42,960
    Sales Salaries                   114,003         --      273,155          --
                                ------------   --------     --------    --------
Total Selling and
Technical Expenses                   122,572     39,115      297,554      42,960
                                 -----------   --------    ---------    --------

INCOME FROM OPERATIONS BEFORE
GENERAL AND ADMINISTRATIVE
EXPENSES                             472,788  1,030,211    1,320,928   1,463,803
                                   ---------   --------     --------.  ---------


GENERAL AND ADMINISTRATIVE EXPENSES

Management and Consulting Fees       150,123    503,426      199,217    540,581
Salaries                             516,160     91,524    1,073,894    391,845
Bad Debt Expense (Recovery)          (20,281)     4,285      123,461      4,285
Depreciation and Amortization        105,948    917,789      674,095  1,057,656
Professional Fees                    146,937     72,365      307,291    105,752
Travel Expenses                       16,420     (6,033)      43,344     23,702
Rent Expenses                         73,863     68,165      137,671     92,293
Other Operating Expenses (Income)    (5,749)    865,147       70,564  1,266,414
                                 -----------  ----------    --------- ---------
Total General and
Administrative Expenses              983,421   2,516,668   2,629,537  3,482,528
                                ------------    --------- ----------  ---------
LOSS FROM OPERATIONS                (510,633) (1,486,457) (1,308,609)(2,018,725)
                                 ------------  ----------  ---------  ---------


See notes to unaudited consolidated financial statements.
                                        5




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                              Three Months Ended         Six Months Ended
                                                 September 30,            September 30,
                                                   (unaudited)             (unaudited)
                                              ---------------------------------------------
                                                 2001          2000        2001        2000
                                              ----------    ----------  ----------  ---------

OTHER INCOME (EXPENSES)

    Interest Income (Expense)                   9,913        (76,469)       9,957    (16,988)
    Leasing Expense                           (12,096)            --      (12,096)        --
    Interest Expense (Income)                 (85,500)      (113,655)     (99,375)    43,374
    Loss on sale of Subsidiary               (735,164)            --     (735,164)        --
    Gain(Loss) from Foreign Currency           12,307         73,342     (348,577)    77,606
    Other Income                               92,092        (13,317)      92,092     (3,173)
                                           -----------    -----------  -----------  ----------
    Total Other Expenses                     (718,448)      (130,099)   (1,093,163)  (100.819)
                                            -----------    -----------   ----------  --------

LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                     (1,229,081)    (1,616,556)   (2,401,772)(2,119,544)

INCOME TAXES                                      --           6,153          --      43,158
                                           ---------       ----------    ---------  ---------
LOSS FROM CONTINUING OPERATIONS            (1,229,081)    (1,622,709)  (2,401,772) (2,162,702)

---------------------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS   (874,809)       558,536    (1,119,457)    645,903

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS 4,013,585             --     4,013,585         --
                                            ---------       --------     ---------   ---------
INCOME FROM DISCONTINUED OPERATIONS         3,138,776       558,536      2,894,128     645,903

---------------------------------------------------------------------------------------------

NET INCOME (LOSS)                         $ 1,909,695   $(1,064,173)  $   492,356  (1,516,799)
                                          ============  ===========   ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE -
Basic and Diluted from
Continuing operations                     $    (0.22)  $   (0.35)     $  (0.42)   $  (0.47)
                                           ==========   ===========   =========   =========

Basic and Diluted from
Discontinued operations                   $      0.55   $    0.12     $    0.51   $    0.14
                                          ===========   =========     =========   =========



Weighted Average Shares outstanding
- Basic and Diluted                        5,705,836     4,605,443      5,705,836   4,605,443


See notes to unaudited consolidated financial statements.





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                    UNAUDITED



                               Six  Months Ended          Three Months Ended
                                  September 30,              September 30,
                            ------------------------    ----------------------

                                2001         2000          2001         2000
                            -----------  -----------    -----------   --------

COMPREHENSIVE INCOME (LOSS)


 Net Profit (Loss)        $1,909,695  $ (836,863)     $(492,356)   $(1,516,799)

 Foreign Currency            383,475     204,206         44,668       (316,168)
 (Translation Adjustment   --------- ----------     -----------    -----------

COMPREHENSIVE LOSS        $1,526,220 $ (632,657)    $ (447,688)   $(1,200,631)
                          ========== ==========    ===========    ===========





See notes to unaudited consolidated financial statements.






                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                 September 30,
                                                            --------------------
                                                                 UNAUDITED
 -------------------------------------------------------------------------------------

 SEPTEMBER 30
                                                               2001            2000
                                                           -----------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss from continuing operations                   $(2,401,772)   $ (2,162,702)
     Adjustments to Reconcile Net Loss from
      continuing operations to Net Cash Used
      by Operating Activities of continuing operations:
        Decrease in Allowance for doubtful
        accounts                                              623,461            4,258
        Depreciation and Amortization                         674,095        1,057,656
     Changes in Certain Assets and Liabilities:
        Increase in accounts Receivable                      (522,754)        (906,005)
        Decrease in Due From Related Parties                       --          132,426
        Decrease in Prepaid Royalties                              --           72,897
        Increase licences receivable                          (70,789)              --
       (Increase) Decrease in Prepaid Expenses and            253,046         (123,637)
          Other Assets
        Decrease/(Increase) in Inventory                     (100,817)         127,803
        (Decrease)Increase in Deferred Revenue                (2,867)          (26,398)
        Increase in Accounts Payable and Accrued Expenses     980,572          608,765
        (Decrease)Increase in Due to Related Party            788,107         (750,814)

 --------------------------------------------------------------------------------------
 Total Cash Used in Operating Activities
   of continuing operations                                   220,282       (1,965,751)
 Total Cash provided (used in) operating activities of
   discontinued operations                                    934,347          226,428
                                                            -----------     -----------
 Net Cash provided by (used in) operating activities        1,154,629       (1,739,323)
 ---------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment, net                 (448,825)         (87,551)
     (Increase) of Investments                                     --          (40,529)
 ---------------------------------------------------------------------------------------
 Total Cash Used by Investing Activities
   of continuing activities                                  (448,825)         (128,080)
 Total Cash provided by (used in) Investing
   Activities of discontinued operations                           --           6,139
                                                           ----------        -----------
 Net Cash used in investing activities                       (448,825)         (121,941)
 ---------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in Bank Overdraft                              (342,247)        (294,170)
     Increase in Loans Payable                               (563,682)        (371,250)
     Payment of Capital Lease Obligations                    (178,390)         (35,395)
     Decrease in Capital Lease Payable                        (99,873)        (103,178)
     Contribution to Capital                                       --        3,828,649
     Decrease in Notes Payable                                     --         (210,983)
                                                          -----------       -----------
 Total Cash provided by (used in) Financing Activities      (1,184,192)      2,813,673
                                                          -----------      -----------
 EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH                                              35,436          16,589
                                                            -----------    -----------
 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (442,952)          952,409

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           $ 759,340            22,493
                                                            -----------    -----------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                $  316,388     $     974,902
                                                          ===========      ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 CASH PAID DURING THE PERIOD FOR:
     Interest Expense                                     $   (99,375)     $   (52,446)

                                                          ===========      ===========

 NON-CASH INVESTING ACTIVITIES:
 Sale of Music Line in exchange for investment in Brunswick
 International Inc.                                      $10,000,000               --








See notes to unaudited consolidated financial statements.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

In the opinion of UTG Communications International, Inc.'s (the Company or
UTG)management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal years ended March 31, 2001 and 2000 and the related audited financial statements included therein.

The unaudited consolidated financial statements include the accounts of UTG Communications International, Inc., a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates in two lines of business (segments):

1) a switch-based provider of private voice, fax and data management telecommunication services throughout Europe and is engaged in the resale of international telecom services in the United Kingdom;

2) the sale of prepaid phone cards and mobile telephones and telephone accessories;

The divestiture of Starfon Telecom Services AG (see Note 7) and Music Line Group (Music Line AG, JM Sontel, SSC Selected Sound Carrier) was recorded in the Quarter ended September 30, 2001. The financial statements for all periods reflect Music Line as a discontinued operation. (See Note 6). All of the following notes, unless otherwise indicated, refer to the continuing operations of UTG. Although the company sold Starfon, it operates still in the same business line of selling minutes.

The consolidated financial statements gave been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the March 31, 2001 consolidated financial statements, recurring losses from operations and other factors raise doubt about the company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 8.

2. LOSS PER SHARE

Basic earnings/(loss) per share includes no dilution and is computed by dividing income/(loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings/(loss) per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended September 30, 2001 and 2000.

3. NEW ACCOUNTING PRONOUNCEMENTS

In April 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of customer lists and product license costs, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the six months ended September 30, 2001.

4. INVENTORY

Inventories are valued at the lower of cost or market value, with cost determined using the First-in, First-out method.

At September 30,2001, Inventory consists of the following:

                               September 30., 2001

                               Mobile Phones and Accessories  $ 260,238

5. LOANS PAYABLE

On April 17, 2001, the Company received a loan of Swiss Francs 1,000,000 or $603,287 from Julius Bar & Co, and other investors, payable June 30, 2004. The loan bears an interest rate of 5.5% per annum and is payable on June 30, each year. As additional consideration for the above loan, the Company agreed to issue 23,260 warrants to the noteholders. The warrants expire April 17, 2004. The warrants are exercisable at CHF 43 (or $24.50), the related debt discount is deemed to be immaterial. The companies loans payable also includes a loan from Black Sea limited at an interest rate of 5% and 8% payable June 30, 2003.

6 SEGMENT INFORMATION

During the quarters ended September 30, 2001 and 2000, the Company operated in two principal industries (segments):

a) A switch-based provider of private voice; fax and data management telecommunication services (Selling Minutes) throughout Europe;

b) the resale of international telecom services (Calling Cards) in the United Kingdom;

Total assets consist of Selling Minutes assets which are located in Belgium and Calling Card assets which are located in the United Kingdom and participation assets in Brunswick which are located in Switzerland. Assets of Corporate Headquarters are located in Switzerland.

A summary of the Company's operations and identifiable assets by segment for the three and six months ended September 30, 2001 and 2000 as follows:




                                three months ended             six months ended
                                 September 30,                   September 30,
                           -------------------------     ---------------------------
                             2001          2000               2001          2000
                           --------      ---------       -----------    ------------
Net Sales:
    Selling Minutes        $538,593       $184,476        $1,218,372     $   410,466
    Calling Cards         5,190,891      4,436,995         8,910,555       6,989,983
                       ----------------------------      ---------------------------
   Total revenue         $5,729,484     $4,621,471       $10,128,927     $ 7,400,449
                          =========      =========        ==========     ===========

Cost of Sales:
    Selling Minutes        $282,222        $95,527        $  644,258     $   211,996
    Calling Cards         4,851,902      3,456,618         7,866,187       5,681,690
                         -------------------------        ---------------------------
   Total Cost of Sales   $5,134,124     $3,552,145        $8,510,445     $ 5,893,686
                         ==========      =========        ==========     ===========



Gross Profit :
   Selling Minutes      $ 256,371      $ 88,949      $ 574,114       $    198,470
   Calling Card           338,989       980,377      1,044,368          1,308,293
                       -------------------------   ------------      -------------
Gross Profit             $595,360     $1,069,326   $ 1,618,482       $  1,506,763
                         =========     =========   ============       ============

Identifiable Assets:
    Selling Minutes    $4,011,024       $ 685,857   $  4,011,024      $    693,957
    Calling Cards       2,897,215       1,322,948      2,897,215         6,336,954
    Corporate           8,945,824       5,729,423      8,954,824           707,315
                       ---------      ----------      ------------     ------------
     Total Assets     $15,854,063     $ 7,738,226   $ 15,854,063      $  7,738,226
                      ===========      ==========    ============      ============


Depreciation and Amortization Expense:
    Selling Minutes     $(7,121)       $375,261      $   138,825       $   721,539
    Calling Cards        79,435          82,976          256,597            89,460
    Corporate            33,634         459,552          278,673           246,657
                       ---------       ---------      ----------       -----------
Total Depreciation and
  Amortization Expense $105,948        $917,789       $  674,095       $ 1,057,656
                       ========         ========      ===========       ===========


6. DISCONTINUED OPERATIONS

On August 15, 2001, UTG sold its investments in Musicline Group to Brunswick International Inc. ("Brunswick") in exchange for 19.5% of Brunswick's outstanding shares valued at $ 10,000,000 and $ 10,000 cash, resulting in a gain on disposal of discontinued operations of $ 4,013,585. This investment has been recorded under the cost basis method. Brunswick holds various interest in the antenna business for wireless communication in Europe and has a joint venture with one of the biggest US Tower Company for Europe.

7. SALE OF SUBSIDIARY

On September 22, 2001, UTG sold its 100% subsidiary Starfon Telecom Services AG ("Starfon") to Delsette Financial Inc., which has interests in the Telecom Industry, for USD 1,000, resulting in a net loss of $ 735,164. Starfon's net sales, net loss and total assets are not considered material to consolidation totals for all periods presented.

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

9. SUBSEQUENT EVENTS

On October 22, 2001 UTG started a new Company, Starpoint Cyber Cash AG, was incorporated under the laws of Switzerland. The Company will operate in the Swiss and European Prepaid Card market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains forward looking statements within the meaning of
Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act 1934, as amended. Actual results may materially differ form those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.


GENERAL

UTG commenced operations in April 1996 and is a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, UTG is operating in Switzerland, Belgium and the United Kingdom.

From inception through September 30, 2001, UTG has received an aggregate of approximately $21,082,000 in equity capital. Since inception, UTG's operations have been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

UTG's revenue is generated from long distance telecommunications services provided to retail corporate customers and wholesale customers and from phone card services.

UTG is currently exploring several appropriate opportunities in its core markets and in Germany as well as in other countries. UTG will carefully evaluate expansion of its operation into other European countries as and when business, market and regulatory conditions permit.


SUBSIDIARIES

As of September 30, 2001, UTG has the following subsidiaries:


A. United Telecom GmbH, an inactive Swiss corporation, 100% owned by UTG.

B. UTG Communications Belgium, N.V., a Belgium corporation owned 100% UTG, sells telecommunication services in Belgium.

C. Telelines International SA, a Panamanian holding company owned 100% by UTG.

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

     iv. Starpoint Cyber Cash AG, a Swiss corporation owned 100% by Telelines, an inactive company which was only incorporated as of October 22, 2001 and therefore not included in the consolidated financial statements at September 30,2001.

In August 2001, the Company discontinued the operations of the Music Line Group (Music Line, JM Sontel and SSC Selected Sound Carrier) to allow the Company to further focus its efforts on the core business of prepaid card services. Music Line was in the business of buying Music Rights and producing Compact Discs. The Company was holding many music rights under licence agreements. The Company concluded the operations of Music Line as of August 15, 2001 when it sold Musicline to Brunswick International Ltd, a Samoan Corporation. As a result of the divestiture of Music Line, the Company incurred an $4,013,585 gain on disposal of discontinued operations for the period ended September 30, 2001. Music Line incurred operating losses in the second quarter of fiscal 2002 of $874,809. Proceeds received was 19.5% of the outstanding shares of Brunswick International Inc., which was independently valued at approximately $10 million and $ 10'000 paid in cash. Music Line is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

In September 2001, the Company sold its Starfon subsidiary for $1,000 to allow the Company to further focus its efforts on the core business of prepaid card services. Starfon was in the business of buying minutes from phone carriers and selling them to private and commercial customers. The company concluded the operations of Starfon as of September 22, 2001. As a result of the divestment of Starfon, the company incurred a net loss of $735,164 for the period ended September 30, 2001. Although the company sold Starfon, it operates still in the same business line of selling minutes.


FINANCIAL CONDITION

UTG believes that its network has adequate switching capacity to serve projected volume of traffic through the year ending March 2002. It can perform distributive least cost routing by using its hub sites in European cities to direct traffic to carriers within a country. The selected path is based on the least expensive route. This provides a large amount of flexibility to UTG, while ensuring the quality of the connections at the lowest cost. With this distributive architecture, the capacity of UTG's main switch is not expected to be a limiting factor with regard to expansion.

On April 17, 2001 UTG issued three notes, for a total of CHF 1,000,000 (approximately $603,287), one to Bank Julius Baer & Co. and two to other Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $ 25) per share. All of such warrants expire on June 30, 2004. On August 13, 1998 the company received two loans payable from Black Sea Inv. Ltd. at an interest rate of 5% and 8% payable June 30, 2003.

At September 30, 2001, UTG had a working capital deficit of $3,944,382 and an accumulated deficit of $12,917,035, as compared to positive working capital and accumulated deficit of $3,800,330 and $11,737,702, respectively, at September 30, 2000, an increased deficit of $7,744,712, and $1,179,333, respectively. This increased deficit is a result of higher depreciation, bad debt expenses, higher operating expenses and sales salaries. Based on these figures, UTG believes it will require additional equity financing to continue to expand its operations.

At September 30, 2001, UTG's bank overdraft balance was $363,821 compared to March 31, 2001 $1,316,637, an decrease of $952,816 or 72.4%.

Accounts payable and accrued expenses amounted to $5,278,751 at September 30, 2001 compared to $6,810,455 at March 31, 2001, an decrease of $1,531,704 or
22.4%. This decrease is the result of the disposition of certain subsidiaries of UTG's business during the quarter ended September 30, 2001.

RESULTS OF OPERATIONS

SALES



                   Net Sales
     ----------------------------------------
     3 Months Ended           6 Months Ended
     September 30,              September 30,

2001           2000          2001         2000
----           ----          ----         ----
$5,729,484  $4,621,471    $10,128,927  $7,400,449



During the quarter ended September 30, 2001, the Company recorded net sales of $ 5,729,484, compared to $4,621,471 during the quarter ended September 30, 2000, an increase of $ 1,108,013 or 23,98%. During the six-month period ended September 30, 2001, the Company recorded an increase in sales of $2,728,478 or 36,9% from net sales of $10,128,927 compared to $7,400,449 during the same period of the previous year. The increase in net sales is the result of increased sales activities in Belgium and England. UTG's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in England and Belgium and the wholesale customers and the resale of calling cards from other providers. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers.


COST OF SALES






     3 Months Ended           6 Months Ended
     September 30,              September 30,

2001           2000          2001         2000
----           ----          ----         ----
$5,134,124  $3,552,145  $8,510,445   $5,893,686



Cost of sales was $5,134,124 for the quarter ended September 30, 2001, as compared to $3,552,145 for the quarter ended September 30, 2000, an increase of $1,581,979 or 44.5%. The cost of sales for the six month ended September 30, 2001 was $ 8,510,445, as compared to $ 5,893,686 for the comparable period in 2000, an increase of $2,616,759 or 44.4% This increase is the result of UTG's increase in net sales and in the relatively high cost calling card resale business. Cost of sales includes carrier charges, costs for leased lines and related activities.








GROSS PROFIT



       3 Months Ended           6 Months Ended
       September 30,              September 30,

2001           2000          2001         2000
----           ----          ----         ----
$595,360  $1,069,326     $1,618,482  $1,506,763



Gross profit for the six months ended September 30, 2001 increased to $1,618,482 (or 16.0% of the Company's sales) as compared to a gross profit of $1,506,763 (or 20.4% of the Company's sales) during the same period in 2000 and gross profit for the quarter ended September 30, 2001 decreased to $595,360 (or 10.4%) of the Company's sales as compared to a gross profit of $1,069,326 (or
23.1% of sales) during the same period in 2000. The relative decrease in gross margins is due to the fact that during the quarter ended September 30, 2001, UTG disposed of certain subsidiaries with greater gross margins. Significant changes in gross profit can occur as new contracts are negotiated on a regular basis. Significant changes in the gross margin are usual for this stage of the development of the company.




SELLING AND TECHNICAL EXPENSES




       3 Months Ended           6 Months Ended
       September 30,              September 30,

   2001           2000          2001         2000
   ----           ----          ----         ----
$122,572   $  39,115       $ 297,554     $ 42,960




Selling and technical expenses were $122,572 for the quarter ended September 30, 2001, and $39,115 for the quarter ended September 30, 2000, an increase of $83,457 or 213.00%. Selling and Technical Expenses were $297,554 and $42,960 for the six month period ended September 2001 and 2000 an increase of $254,594 this increase in Technical Expenses is the result of the installation of servers to increase UTG's capacity to handle card sales and to implement UTG's additional arrangements with other carriers and retail customers.


GENERAL AND ADMINISTRATIVE EXPENSES




       3 Months Ended           6 Months Ended
       September 30,              September 30,

2001           2000          2001         2000
----           ----          ----         ----
$983,421    $2,516,668    $2,629,537  $3,482,528



General and administrative expenses were $983,421 for the quarter ended September 30, 2001 and $2,516,668 for the same period ended September 30, 2000, a decrease of $1,533,247 or 60.9%. The general and administrative expenses were $2,629,537 and $3,482,528, for the six month ended September 30, 2001 and 2000, respectively, a decrease of $852,991 or 24.5%. The majority of the decrease is due to the ceased amortization of goodwill as per April 1, 2001 and decreased consulting fees for special projects is the current period.

OTHER INCOME (EXPENSES)




      3 Months Ended           6 Months Ended
      September 30,              September 30,

2001           2000          2001         2000
----           ----          ----         ----
$(718,448)   ($130,099)    $(1,093,163)  ($100,819)




Other income (expenses) for the quarter ended September 30, 2001 was $(718,448) compared to $(130,099) for the quarter ended September 30, 2000, an increase of $588,349 or 452.2%. Other income (expenses) for the six month period ended September 30, 2001 was $(1,093,163) compared to ($100,819) for the similar period in 2000, in increase of $992,344 or 984.3%. The increase in other expenses relates to the sale of the subsidiary.

NET INCOME (LOSS)




      3 Months Ended           6 Months Ended
      September 30,              September 30,

  2001           2000          2001           2000
  ----           ----          ----           ----
$1,909,695 ($1,064,173)       $492,356     ($1,516,799)



The Company's net income (loss) for the quarter ended September 30, 2001 was $1,909,695 as compared to ($1,064,173) for the quarter ended September 30, 2000, a an increase of $2,973,868 or 279.45%. The net income (loss) for the six month period ended September 2001 was $492,356 compared to ($1,516,799) for the relevant period ended September 30, 2000, an increase of $3,009,155 or 132%. These increases in net income were as a direct result of the disposition of two subsidiaries of the Company.





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

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 8.

During the quarter ended September 30, 2001, the total cash used in operations was $877,412 driven primarily by the net loss of $1,192,833. No cash was used for investing activities. Cash provided by financing activities totaled $698,289 including a note for $557,413.

As of September 30, 2001, we had current assets of $2,703,320, including cash of $316,388. At September 30, 2001 we had working capital deficit of ($3,944,382). Management believes that with its existing cash position and the proceeds of a planned increase of capital we will have sufficient working capital to fund our operations for the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of customer lists and product license costs, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the six months ended September 30, 2001.





CAUTIONARY STATEMENTS

As a result of the expected growth of the Company's telecommunications business, in particular its pre-paid and post-paid calling card business in Switzerland and on-going reorganization of the company's wholesale business, management expects a further increase in revenues during the quarter ending December 31, 2001 and a further reduction of the Company's relative operating loss, although no assurance can be given in this regard.

Certain statements in this Report regarding the Company's estimates, present view of future circumstances or events and statements containing words such as estimates, anticipates, intends and expects or words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, delays in expanding the Company's network; need for additional financing; failure to receive or delays in receiving regulatory approval; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report. For a more detailed description of these and other factors, see the section entitled Risk Factors in the Company's Registration Statement on Form S-3, Registration No. 333-8305, which was declared effective on June 11, 1999.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

1. On October 17, 2001, the Company filed a Report on Form 8-K announcing the sales of the Musicline AG and its subsidiaries to Brunswick International Inc.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UTG COMMUNICATIONS INTERNATIONAL, INC.





DATE: NOVEMBER 21, 2001          BY: /S/ UELI ERNST
                                 ----------------------------------------
                                  UELI ERNST, CHAIRMAN AND CEO
                                 (PRINCIPAL EXECUTIVE OFFICER)


                                 BY: /S/ KLAUS BRENNER
                                 ----------------------------------------
                                 KLAUS BRENNER, TREASURER, DIRECTOR