Form 10QSB/A
period 2001-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2002-01-23
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC


                              FILING TYPE: 10QSB/A
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: DECEMBER 11, 2001
                         PERIOD END: SEPTEMBER 30, 2001

                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: UTGC

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

As of December 1, 2001, there were 5,705,836 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                     UTG COMMUNICATIONS INTERNATIONAL, INC.



                                      INDEX




PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2001 (UNAUDITED)               3


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)                              5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)                              8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     9


Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                     13




PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                  19

Item 6 Exhibits and Reports on Form 8-K                                   19


Signatures                                                                19






                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET AS OF
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



ASSETS


CURRENT ASSETS
Cash and Cash Equivalents                                            $   316,388
Accounts Receivable, net of allowance
for doubtful accounts of $473,831                                      1,938,143
Inventory                                                                260,238
License Receivable, current                                               70,789
Prepaid and other current assets                                         117,762
                                                                     -----------
                   Total Current Assets                                2,703,320

Property and Equipment, net of
accumulated depreciation of $391,721                                   1,579,412
Goodwill net of accumulated
amortization of $755,134                                               1,415,959
Investments                                                           10,000,000
Other Assets                                                             155,372
                                                                     -----------
                       TOTAL ASSETS                                  $15,854,063
                                                                     ===========



See notes to unaudited consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET AS OF
                         SEPTEMBER 30, 2001 (Continued)
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdrafts                                                    $    363,821
Accounts Payable and Accrued Expenses                                 5,278,751
Due to Related Parties                                                  654,714
Capital Lease Obligation, Current                                        11,643
                                                                    ------------
                      Total Current Liabilities                       6,308,929

Loans Payable, Long-Term                                                942,060

Capital Lease Obligation, Long-Term                                      38,759

                                                                    ------------
                          TOTAL LIABILITIES                           7,289,748
                                                                    ------------

Commitments and Contingencies                                              --


STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, authorized
10,000,000 shares; none issued and outstanding                             --
Common Stock - $0.00001 par value, authorized
60,000,000 shares; 5,705,836 issued and
outstanding                                                                  57
Additional Paid-in Capital                                           21,082,392
Treasury Stock (23,077 shares) - at cost                               (300,000)
Accumulated Deficit                                                 (12,917,035)
Cumulative Foreign Currency Translation
Adjustment                                                              698,901
                                                                   ------------
                      Total Stockholders' Equity                      8,564,315
                                                                   ------------

                                                                   ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 15,854,063
                                                                   ============

See notes to unaudited consolidated financial statements.




                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                Six Months Ended)
                                                   September 30,                     September 30,
                                                    (unaudited)                       (unaudited)
                                                  2001          2000            2001            2000
                                                  ----          ----            ----            ----

NET SALES                                   $  5,729,484    $  4,621,471    $ 10,128,927    $  7,400,449
COST OF SALES                                  5,134,124       3,552,145       8,510,445       5,893,686
                                            ------------    ------------    ------------    ------------
GROSS PROFIT                                     595,360       1,069,326       1,618,482       1,506,763
SELLING AND TECHNICAL EXPENSES

Sales Salaries                                   114,003            --           273,155            --
Technical Fees                                     8,569          39,115          24,399          42,960
                                            ------------    ------------    ------------    ------------
Total Selling and Techical
Expenses                                         122,572          39,115         297,554          42,960
                                            ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS BEFORE
GENERAL AND ADMINISTRATIVE EXPENSES              472,788       1,030,211       1,320,928       1,463,803
                                            ------------    ------------    ------------    ------------

Management and Consulting Fees                   150,123         503,426         199,217         540,581
Salaries                                         516,160          91,524       1,073,894         391,845
Bad Debt Expenses Recovery)                      (20,281)          4,285         123,461           4,285
Depreciation and Amortization                    105,948         917,789         674,095       1,057,656
Professional Fees                                146,937          72,365         307,291         105,752
Travel Expenses                                   16,420          (6,033)         43,344          23,702
Rent Expenses                                     73,863          68,165         137,671          92,293
Other Operating Expenses (Income)                 (5,749)        865,147          70,564       1,266,414
                                            ------------    ------------    ------------    ------------
Total General and Administrative Expenses        983,421       2,516,668       2,629,537       3,482,528
                                            ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                            (510,633)     (1,486,457)     (1,308,609)     (2,018,725)
                                            ============    ============    ============    ============

See notes to unaudited consolidated financial statements.



                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended               Six Months Ended
                                                             September 30,                   September 30,
                                                                (unaudited)                    (unaudited)
                                                            2001          2000           2001           2000
                                                            ----          ----           ----           ----

OTHER INCOME (EXPENSE)

Interest Income (Expense)                                 (75,587)      (190,124)       (89,418)        26,386
Leasing Expense                                           (12,096)          --          (12,096)          --
Loss on Sale of Subsidiary                               (735,164)          --         (735,164)          --
Gain (Loss) from Foreign Currency                          12,307         73,342       (348,577)        77,606
Other Income                                               92,092        (13,317)        92,092         (3,173)
Total Other Income (Expenses)                            (718,448)      (130,099)    (1,093,163)       100,819

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (1,229,081)    (1,616,556)    (2,401,772)    (1,917,906)

INCOME TAXES                                                 --            6,153           --           43,158
                                                      -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                        (1,229,081)    (1,622,709)    (2,401,772)    (1,961,064)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               (874,809)       558,536     (1,119,457)       645,903
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS             4,013,585           --        4,013,585           --
                                                                                    -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS                     3,138,776    $   558,536      2,894,128        645,903

NET INCOME (LOSS)                                     $ 1,909,695    $(1,064,173)   $   492,356    $(1,315,161)
NET INCOME (LOSS) PER COMMON SHARE-

Basic and Diluted from Continuing operations          $     (0.22)   $     (0.35)   $     (0.42)   $     (0.43)
Basic and Diluted from Discontinued operations        $      0.55    $      0.12    $      0.51    $      0.14

Weighted Average Shares outstanding -
  Basic and Diluted                                     5,705,836      4,605,443      5,705,836      4,605,443





                     UTG COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                         Three Months Ended                         Six Months Ended
                                                             September 30,                            Septembber 30,
                                                             (unaudited)                               (unaudited)
COMPERHENSIVE INCOME (LOSS)                              2001                2000                2001                2000
---------------------------                              ----                ----                ----                ----

Net Income (Loss)                                     $1,909,695         $(1,064,173)           $492,356         $(1,315,161)
Foreign Currency (Translation Adjustment)                383,475             204,206              44,668            (316,168)
                                                      ----------         -----------            --------         -----------
COMPREHENSIVE INCOME (LOSS)                           $2,293,170           $(859,967)           $537,024         $(1,631,329)



See notes to unaudited consolidated financial statements.




             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                       2001             2000
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss from continuing operations                                          $ (2,401,772)   $ (1,961,064)
    Adjustments to Reconcile Net Loss from
     continuing operations to Net Cash Used
     by Operating Activities of continuing operations:
       Decrease in Allowance for doubtful accounts                                    623,461           4,258
       Depreciation and Amortization                                                  674,095       1,057,656
    Changes in Certain Assets and Liabilities:
       Increase in accounts Receivable                                               (522,754)       (906,005)
       Decrease in Due From Related Parties                                              --           132,426
       Decrease in Prepaid Royalties                                                     --            72,897
       Increase licences receivable                                                   (70,789)           --
      (Increase) Decrease in Prepaid Expenses and Other Assets                        253,046        (123,637)
       Increase in Inventory                                                         (100,817)        (73,835)
       Decrease in Deferred Revenue                                                    (2,867)        (26,398)
       Increase in Accounts Payable and Accrued Expenses                              980,572         608,765
       (Decrease)Increase in Due to Related Party                                     788,107        (750,814)
--------------------------------------------------------------------------------------------------------------

Total Cash Provided by (Used in) Operating Activities of continuing operations        220,282      (1,965,751)
Total Cash provided operating activities of discontinued operations                   934,347         226,428
Net Cash provided by (used in) operating activities                                 1,154,629      (1,739,323)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITEIS:
Purchase of Property and Equipment, net                                              (448,825)        (87,551)
Increase of Investments                                                                  --           (40,529)

Total Cash Used in Investing Activities of continuing activities                     (448,825)       (128,080)
Total Cash provided by Investing Activities of discontinued operations                   --             6,139
                                                                                 ------------    ------------
Net Cash Used in investing activities                                                (448,825)       (121,941)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Bank Overdraft                                                           (342,247)       (294,170)
Decrease in Loans Payable                                                            (563,682)       (371,250)
Payment of Capital Lease Obligations                                                 (178,390)        (35,395)
Decrease in Capital Lease Payable                                                     (99,873)       (103,178)
Contribution to Capital                                                                  --         3,828,649
Decrease in Notes Payable                                                                --          (210,983)
                                                                                 ------------    ------------
Total Cash provided by (used in) Financing Activities                              (1,184,192)      2,813,673
--------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE
CAHNGES ON CASH                                                                        35,436          16,589

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (442,952)        952,409

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       759,340          22,493
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $    316,388    $    974,902
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR :
Interest Expense                                                                 $    (89,418)           --

NON-CASH INVESTING ACTIVITIES:
Sale of Music Line in exchange for investment in Brunswick International Inc.    $ 10,000,000            --


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

The divestiture of Starfon Telecom Services AG (see Note 7) and Music Line Group (Music Line AG, JM Sontel, SSC Selected Sound Carrier) was recorded in the Quarter ended September 30, 2001. The financial statements for all periods reflect Music Line as a discontinued operation. (See Note 6). All of the following notes, unless otherwise indicated, refer to the continuing operations of UTG. Although the company sold Starfon, it still operates in the same business line of selling minutes.

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

                                                         September 30, 2001

                               Mobile Phones and Accessories  $ 260,238

5. LOANS PAYABLE

On April 17, 2001, the Company received a loan of Swiss Francs 1,000,000 or $603,287 from Julius Bar & Co, and other investors, payable June 30, 2004. The loan bears an interest rate of 5.5% per annum and is payable on June 30, each year. As additional consideration for the above loan, the Company agreed to issue 23,260 warrants to the noteholders. The warrants expire April 17, 2004. The warrants are exercisable at CHF 43 (or $24.50), the related debt discount is deemed to be immaterial. The company's loans payable also includes a loan from Black Sea limited at interest rates of 5% and 8% and is payable June 30, 2003.

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

A summary of the Company's operations and identifiable assets by segment for the three and six months ended September 30, 2001 and 2000 as follows:



                                                 Three Months Ended September 30,    Six Months Ended September 30,
                                                      2001               2000              2001               2000
                                                      ----               ----              ----               ----
Net Sales:

Selling Minutes                                     $538,593           $184,476        $1,218,372           $410,466
Calling Cards                                      5,190,891          4,436,995         8,910,555          6,989,983
Total revenue                                     $5,729,484         $4,621,471       $10,128,927         $7,400,449
Cost of Sales:

Selling Minutes                                     $282,222            $95,527         $,644,258           $211,996
Calling Cards                                      4,851,902          3,456,618         7,866,187          5,681,690
Total Cost of Sales                               $5,134,124         $3,552,145        $8,510,445         $5,893,686
Gross Profit:

Selling Minutes                                     $256,371            $88,949          $574,114           $198,470
Calling Cards                                        338,989            980,377         1,044,368          1,308,293
Gross Profit                                        $595,360         $1,069,326        $1,618,482         $1,506,763
Identifiable Assets:

Selling Minutes                                   $4,011,024           $685,857        $4,011,024           $693,957
Calling Cards                                      2,897,215          1,322,946         2,897,215          6,336,954
Corporate                                          8,945,824          5,729,423         8,945,824            707,315
Total Assets                                     $15,854,063         $7,738,226       $15,854,063         $7,738,226
Depreciation and Amortization Expense:

Selling Minutes                                      $(7,121)          $375,261          $138,825           $721,539
Calling Cards                                         79,435             82,976           256,597             89,460
Corporate                                             33,634            459,552           278,673            246,657
Total Depreciation and Amortization Expense         $105,948           $917,789          $674,095         $1,057,656



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

   iv. Starpoint Cyber Cash AG, a Swiss corporation owned 100% by Telelines, an inactive company which was only incorporated as of October 22, 2001 and therefore not included in the consolidated financial statements at Sep- tember 30, 2001.

In August 2001, the Company discontinued the operations of the Music Line Group (Music Line, JM Sontel and SSC Selected Sound Carrier) to allow the Company to further focus its efforts on the core business of prepaid card services. Music Line was in the business of buying Music Rights and producing Compact Discs. The Company was holding many music rights under licence agreements. The Company concluded the operations of Music Line as of August 15, 2001 when it sold Musicline to Brunswick International Ltd, a Samoan Corporation. As a result of the divestiture of Music Line, the Company incurred an $4,013,585 gain on disposal of discontinued operations for the period ended September 30, 2001. Music Line incurred operating losses in the second quarter of fiscal 2002 of $874,809. Proceeds received was 19.5% of the outstanding shares of Brunswick International Inc., which was independently valued at approximately $10 million and $ 10,000 paid in cash. Music Line is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

In September 2001, the Company sold its Starfon subsidiary for $1,000 to allow the Company to further focus its efforts on the core business of prepaid card services. Starfon was in the business of buying minutes from phone carriers and selling them to private and commercial customers. The Company concluded the operations of Starfon as of September 22, 2001. As a result of the divestment of Starfon, the Company incurred a net loss of $735,164 for the period ended September 30, 2001. Although the company sold Starfon, it still operates in the same business line of selling minutes.


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

On April 17, 2001 UTG issued three notes, for a total of CHF 1,000,000 (approximately $603,287), one to Bank Julius Baer & Co. and two to other Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $ 25) per share. All of such warrants expire on June 30, 2004. On August 13, 1998 the company received two loans payable from Black Sea Inv. Ltd. at interest rates of 5% and 8% and is payable June 30, 2003.

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

At September 30, 2001, UTG's bank overdraft balance was $363,821 compared to $1,316,637 at March 31, 2001, a decrease of $952,816 or 72.4%.

Accounts payable and accrued expenses amounted to $5,278,751 at September 30, 2001 compared to $6,810,455 at March 31, 2001, an decrease of $1,531,704 or
22.4%. This decrease is the result of the disposition of certain subsidiaries of UTG's business during the quarter ended September 30, 2001.


RESULTS OF OPERATIONS

SALES

                                           Net Sales
                   Three Months Ended                       Six Months Ended
                      September 30,                          September 30,
                2001              2000               2001               2000
                ----              ----               ----               ----
             $5,729,484        $4,621,471         $10,128,927        $7,400,449

During the quarter ended September 30, 2001, the Company recorded net sales of $5,729,484, compared to $4,621,471 during the quarter ended September 30, 2000, an increase of $ 1,108,013 or 23.98%. During the six-month period ended September 30, 2001, the Company recorded an increase in sales of $2,728,478 or 36.9% from net sales of $10,128,927 compared to $7,400,449 during the same period of the previous year. The increase in net sales is the result of increased sales activities in Belgium and England. UTG's revenue has been generated primarily from long distance telecom services provided to retail corporate customers in England and Belgium and the wholesale customers and the resale of calling cards from other providers. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers.

COST OF SALES

                                             Cost of Sales
                       Three Months Ended                 Six Months Ended
                          September 30,                     September 30,
                    2001            2000               2001           2000
                    ----            ----               ----           ----
                 $5,134,124      $3,552,145         $ 8,510,445    $5,893,686

Cost of sales was $5,134,124 for the quarter ended September 30, 2001, as compared to $3,552,145 for the quarter ended September 30, 2000, an increase of $1,581,979 or 44.5%. The cost of sales for the six month ended September 30, 2001 was $8,510,445, as compared to $ 5,893,686 for the comparable period in 2000, an increase of $2,616,759 or 44.4%. This increase is the result of UTG's increase in net sales and in the relatively high cost calling card resale business. Cost of sales includes carrier charges, costs for leased lines and related activities.


GROSS PROFIT

                                        Gross Profit
                     Three Months Ended                  Six Months Ended
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


SELLING AND TECHNICAL EXPENSES

                                Selling and Technical Expenses
                   Three Months Ended                    Six Months Ended
                      September 30,                       September 30,
                2001            2000               2001               2000
                ----            ----               ----               ----
              $122,572        $39,115            $297,554            $42,960


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

GENERAL AND ADMINISTRATIVE EXPENSES

                                         General and Administrative Expenses
                     Three Months Ended                   Six Months Ended
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


OTHER INCOME (EXPENSES)

                                      Other Income (Expenses)
                     Three Months Ended                   Six Months Ended
                        September 30,                       September 30,
                  2001            2000                2001               2000
                  ----            ----                ----               ----
               $(718,448)      $(130,099)         $(1,093,163)         $100,819


Other income (expenses) for the quarter ended September 30, 2001 was $(718,448) compared to $(130,099) for the quarter ended September 30, 2000, an increase of $588,349 or 452.2%. Other income (expenses) for the six month period ended September 30, 2001 was $(1,093,163) compared to $100,819 for the similar period in 2000, in increase of $1,193,982 or 1,184.3%. The increase in other expenses relates to the sale of the subsidiary.

NET INCOME (LOSS)

                                          Net Income (Loss)
                      Three Months Ended                  Six Months Ended
                         September 30,                      September 30,
                   2001             2000               2001            2000
                   ----             ----               ----            ----
                $1,909,695      $(1,064,173)         $492,356      $(1,315,161)

The Company's net income (loss) for the quarter ended September 30, 2001 was $1,909,695 as compared to ($1,064,173) for the quarter ended September 30, 2000, a an increase of $2,973,868 or 279.45%. The net income (loss) for the six month period ended September 2001 was $492,356 compared to ($1,315,161) for the relevant period ended September 30, 2000, an increase of $3,210,793 or 140.8%. These increases in net income were as a direct result of the disposition of two subsidiaries of the Company.


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

During the six months ended September 30, 2001, the total cash provided by operations was $1,154,629 driven primarily by the increase in accounts payable and due to related parties. Cash used for investing activities was $448,825, due to investments in the UK operations for the prepaid card business. Cash used in financing activities totaled $1,184,192 due to repayment of loans in connection with the sale of Music Line.

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