Form 10QSB
period 2001-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2002-02-19
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC


                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: FEBRUARY 19, 2002
                          PERIOD END: DECEMBER 31, 2001

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

                                For the quarterly
                         period ended December 31, 2001

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

As of February 8, 2002, there were 5,705,836 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001 (UNAUDITED)                3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)                               5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)                               8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                    10


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             13



PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                  20

Item 6 Exhibits and Reports on Form 8-K                                   20


Signatures                                                                20


             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001
                                    UNAUDITED



ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                            $ 1,040,357
Accounts Receivable, net of allowance
for doubtful accounts of $430,795                                      1,472,628
Loan receivable, current                                                 366,762
Prepaid and other current assets                                           4,330
                                                                      -----------
                   Total Current Assets                                2,884,077

Property and Equipment, net of
accumulated depreciation of $383,201                                   1,033,278
Investments, cost basis                                               10,000,000
Other Assets                                                              55,344
                                                                     -----------
                       TOTAL ASSETS                                  $13,972,699
                                                                     ===========






See notes to unaudited consolidated financial statements.




             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001
                                    UNAUDITED


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdrafts                                                    $    929,678
Loans Payable, Current                                                1,038,671
Accounts Payable and Accrued Expenses                                 3,735,816
Other payables                                                          213,180
                                                                    ------------
                      Total Current Liabilities                       5,917,345

Loans Payable, Long-Term                                                993,313

                                                                   ------------
                          TOTAL LIABILITIES                           6,910,658


Commitments and Contingencies                                              --
STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, authorized
10,000,000 shares; none issued and outstanding                             --
Common Stock - $0.00001 par value, authorized
60,000,000 shares; 5,705,836 issued and
outstanding                                                                  57
Additional Paid-in Capital                                           21,082,392
Treasury Stock (23,077 shares) - at cost                               (300,000)
Offering Cost                                                           (17,163)
Accumulated Deficit                                                 (13,989,434)
Cumulative Foreign Currency Translation
Adjustment                                                              286,189

                                                                   ------------
                      Total Stockholders' Equity                      7,062,041
                                                                   ------------

                                                                   ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 13,972,699
                                                                   ============


See notes to unaudited consolidated financial statements.




             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                   Three Months Ended            Nine Months Ended
                                                       December 31,                  December 31,
                                                       (unaudited)                   (unaudited)
                                                 2001           2000            2001             2000
                                                 ----           ----            ----             ----

NET SALES                                   $  7,249,760    $  1,402,951    $ 16,245,640    $  8,392,934
COST OF SALES                                  6,613,907       1,290,383      14,552,400       7,670,428
                                            ------------    ------------    ------------    ------------
GROSS PROFIT                                     635,853         112,568       1,693,240         722,506
SELLING AND TECHNICAL EXPENSES

Sales Salaries                                   133,145         340,903         437,919         576,676
Technical Fees                                    77,640            --           329,068         527,324
Other Selling Expenses                            50,866            --           188,021            --
                                            ------------    ------------    ------------    ------------
Total Selling and Techical
Expenses                                         261,651         340,903         955,008       1,104,000
                                            ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS
  BEFORE GENERAL AND ADMINISTRATIVE              374,202        (228,335)        738,232        (381,494)
                                            ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE EXPENSES

Salaries                                         144,589         127,030         423,756         431,245
Bad Debt Expenses                                 74,655           1,033         164,608           3,562
Depreciation and Amortization                     99,031          86,931         304,981         233,233
Professional/Consulting Fees                      46,475         144,704         350,557         316,019
Rent Expenses                                     46,244          31,275         150,963         117,571
Other Operating Expenses                          44,051          36,497         187,919       1,571,039
                                            ------------    ------------    ------------    ------------
Total General and Administrative Expenses        455,045         427,470       1,582,784       2,672,669
                                            ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                        ($    80,843)   ($   655,805)   ($   844,552)   ($ 3,054,163)
                                            ------------    ------------    ------------    ------------




See notes to unaudited consolidated financial statements.



             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                            Three Months Ended                  Nine Months Ended
                                                         December 31 , (unaudited)          December 31, (unaudited)
                                                             2001            2000            2001           2000
                                                             ----            ----            ----           ----
OTHER INCOME (EXPENSE)


Interest Income (Expense)                                 ($    5,696)   $    31,984    ($   55,179)   $   185,950
Gain (Loss) from Foreign Currency                                --         (138,649)      (137,639)       321,306
Other Income (Expense)                                           --           (5,327)       108,337          4,681
                                                          -----------    -----------    -----------    -----------
Total Other Income (Expenses)                                  (5,696)      (111,992)       (84,481)       511,937
                                                          -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (86,539)      (767,797)      (929,033)    (2,542,226)

INCOME TAXES                                                     --              (48)       (37,372)       (38,557)
                                                          -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                               (86,539)      (767,845)      (966,405)    (2,580,783)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   (414,524)       113,137     (2,695,077)       368,950
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS           (571,336)          --        7,111,144           --
                                                          -----------    -----------    -----------    -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   (985,860)       113,137      4,416,067        368,950

NET LOSS                                                  ($1,072,399)   ($  654,708)   $ 3,449,662    ($2,211,833)
                                                          ===========    ===========    ===========    ===========
NET INCOME LOSS PER COMMON SHARE-

Basic and Diluted from Continuing operations              $     (0.02)   $     (0.17)   $     (0.17)   $     (0.56)
Basic and Diluted from Discontinued operations            $     (0.17)   $      0.02    $      0.77    $      0.08

Weighted Average Shares outstanding - Basic and Diluted     5,705,836      4,605,443      5,705,836      4,605,443



See notes to unaudited consolidated financial statements.



             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                    UNAUDITED


COMPREHENSIVE LOSS

                                                 Three Months Ended             Nine Months Ended
                                                  December 30, 2001             December 31, 2001
                                                     (unaudited)                   (unaudited)
COMPREHENSIVE INCOME (LOSS)                   2001            2000            2001          2000

Net Loss                                    ($1,072,399)   ($  654,708)   ($3,449,662)   ($2,211,833)
Foreign Currency (Translation Adjustment)       237,916         98,457        144,653        297,087
COMPREHENSIVE INCOME LOSS                   ($  834,483)   ($  556,251)   ($3,305,009)   ($1,914,746)



See notes to unaudited consolidated financial statements.



             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                        Nine Months Ended
                                                                                          December 31,
                                                                                          (unaudited)
                                                                                     2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss from continuing operations                                          ($  966,405)   ($2,580,783)
    Adjustments to Reconcile Net Loss from
     continuing operations to Net Cash Used
     by Operating Activities of continuing operations:
       Decrease in Allowance for doubtful accounts                                   124,789         87,501
       Depreciation and Amortization                                                 304,981         53,831
       Increase in accounts Receivable                                              (875,628)    (1,510,477)
       Decrease in Loan receivable, current                                          339,856           --
       Decrease in Prepaid Expenses and Other Assets                                 262,145        169,302
       Increase in Accounts Payable and Accrued Expenses                           2,345,726      1,766,578
       Decrease in Due to Related Party                                                 --       (1,494,477)
-----------------------------------------------------------------------------------------------------------
Total Cash Provided by (Used in) Operating Activities of continuing operations     1,535,464     (3,508,525)
Total Cash used in operating activities of discontinued operations                  (489,723)      (131,556)
Net Cash provided by (used in) operating activities                                1,045,741     (3,640,081)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                                                  (562,548)      (127,551)
-----------------------------------------------------------------------------------------------------------
Total Cash Used in Investing Activities of continuing activities                    (562,548)      (127,551)
Total Cash provided by Investing Activities of discontinued operations                  --            6,139
Net Cash Used in investing activities                                               (562,548)      (121,412)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Bank Overdraft                                                           716,160        343,571
Decrease in Loans Payable                                                         (1,778,293)      (210,983)
Contribution to Capital                                                                 --        3,828,649
Increase (Decrease) in Notes Payable                                                 873,464       (556,210)
Total Cash provided by (used in) Financing Activities                               (188,669)     3,405,027




             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                             (21,454)         12,895

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        315,978        (343,571)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             724,379         (56,825)
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $  1,040,357    ($   400,396)
                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR :
Interest Expense                                            (55,196)        (19,073)
Income Taxes                                                   --           (38,557)

NON-CASH INVESTING ACTIVITIES:
Sale of Music Line Group in exchange for
  investment in Brunswick International Inc.           $ 10,000,000            --




See notes to unaudited consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1. BASIS OF PRESENTATION

In the opinion of the management of UTG Communications International, Inc. (the Company or UTG), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal years ended March 31, 2001 and 2000 and the related audited financial statements included therein.

The unaudited consolidated financial statements include the accounts of UTG Communications International, Inc., a holding company organized under the laws of the state of Delaware on April 17, 1996 and its subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's current line of continuing business is the sale of prepaid long distance phone cards and mobile phone cards in the United Kingdom.

The divestiture of Starfon Telecom Services AG "Starfon" (see Note 6) and Music Line Group "Music Line" (Music Line AG, JM Sontel, SSC Selected Sound Carrier) (see Note 6) was recorded in the Quarter ended September 30, 2001. The divestiture of UTG Communications Belgium NV "UTG Belgium" was recorded in the Quarter ended December 31, 2001 (see Note 6). The financial statements for all periods presented reflect Starfon, Music Line and UTG Belgium as discontinued operations. All of the following notes, unless otherwise indicated, refer to the continuing operations of UTG, which now reports in a single business segment.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the March 31, 2001 consolidated financial statements, recurring losses from operations and other factors raise substantial doubt about the company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 7.

2. LOSS PER SHARE

Basic earnings(loss) per share includes no dilution and is computed by dividing income(loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings(loss) per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended December 31, 2001 and 2000.

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

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of customer lists and product license costs, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the nine months ended December 31, 2001. As a result of the sale of the Company's investment in Music Line in August 2001, Starfon in September 2001 and UTG Belgium in November 2001 (see note 6), there is no Goodwill as of December 31, 2001.

4. LOANS PAYABLE

On April 17, 2001, the Company received a loan of Swiss Francs 1,000,000 or $603,287 from investors, payable June 30, 2004. The loan bears an interest rate of 5.5% per annum and is payable on June 30, of each year. As additional consideration for the above loan, the Company agreed to issue 23,260 warrants to the noteholders. The warrants expire April 17, 2004. The warrants are exercisable at CHF 43 (or $24.50), the related debt discount is deemed to be immaterial. The company's loans payable also include a loan limited at interest rates of 5% and 8% and is payable June 30, 2003.

5. SEGMENT INFORMATION

The Segement information is no longer required as UTG currently operates in a single business segment. The remaining segment is in the business of selling prepaid long distance phone cards and mobile phone cards in the United Kingdom.

6. DISCONTINUED OPERATIONS

On August 15, 2001, UTG sold its investments in Musicline Group to Brunswick International Inc. ("Brunswick") in exchange for 19.5% of Brunswick's outstanding shares valued at $ 10,000,000 and $ 10,000 cash, resulting in a gain on disposal of discontinued operations of $ 5,523,137. This investment has been recorded under the cost basis method. Brunswick holds various interest in the antenna business for wireless communication in Europe and has a joint venture with one of the biggest US Tower Company for Europe. On September 22, 2001, UTG sold its 100% subsidiary Starfon to Delsette Financial Inc., which has interests in the Telecom Industry, for CHF10,000, approximately $5,800, resulting in a net gain of $1,611,997. On November 15, 2001, UTG sold its 100% subsidiary UTG Belgium to Delsette Financial Inc. for CHF 1,000, approximately $580, resulting in a net loss of $571,336.

In the prior quarter, the sale of Starfon was not recorded as a discontinued operation, due to the fact that the Company was still in the business of providing private voice; fax and data management telecommunication services "Selling Mintues". In the current quarter ended December 31, 2001, as a result of the sale of the remaining subsidiary in the Selling Minutes segment, UTG Belgium, the Company recorded the sale of Starfon as a discontinued operation in the results of operations for the 9 months ended December 31, 2001.


7. GOING CONCERN

Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's future financial condition and results of operations.


9. SUBSEQUENT EVENTS

In January 2002, the Company entered into an agreement to exchange its shareholding of 51% of Starpoint Card Sales Ltd. into a stake of 25% of City Communication Ltd, a company incorporated under the laws of the United Kingdom. The Company has the right to call another 25% of the shares of City Communication Ltd. at a certain price mechanism. The agreement includes an antidilution clause which entitles the company to buy additional shares of City Communications Ltd. if the capital of City Communications Ltd. will be increased in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


GENERAL

UTG's revenue is primarily generated from prepaid long distance and mobile telecommunications card sales services provided to retail corporate customers and wholesale customers.


SUBSIDIARIES

As of December 31, 2001, UTG has the following subsidiaries:

A. United Telecom GmbH, an inactive Swiss corporation, 100% owned by UTG.

B. Telelines International SA ("Telelines"), a Panamanian holding company owned 100% by UTG. Telelines has the following subsidiaries:

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

   iv. Starpoint Cyber Cash AG, a Swiss corporation owned 100% by Telelines, an inactive company which was incorporated as of October 22, 2001.

In August 2001, the Company discontinued the operations of the Music Line Group (Music Line, JM Sontel and SSC Selected Sound Carrier) to allow the Company to further focus its efforts on the core business of prepaid card services. Music Line was in the business of buying Music Rights and producing Compact Discs. The Company was holding many music rights under licence agreements. The Company concluded the operations of Music Line as of August 15, 2001 when it sold Musicline to Brunswick International Ltd, a Somoan Corporation. As a result of the divestiture of Music Line, the Company incurred a $5,523,137 gain on disposal of discontinued operations for the period ended December 31, 2001. Music Line incurred operating losses in the three quarters of fiscal 2002 of $1,119,457. Proceeds received were $10,000 in cash and 19.5% of the outstanding shares of Brunswick International Inc., which was independently valued at approximately $10 million. Music Line is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

In September 2001, the Company sold its subsidiary Starfon for CHF10,000 (approx. $ 5,800) to allow the Company to further focus its efforts on the core business of prepaid card services. Starfon was in the business of buying minutes from phone carriers and selling them to private and commercial customers. The Company concluded the operations of Starfon as of September 22, 2001. As a result of the divestment of Starfon, the Company incurred $1,611,997 gain on disposal of discontinued operations for the period ended December 31, 2001. Starfon incurred operating losses in the three quarters of fiscal 2002 of $639,181. Starfon is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

In November 2001, the Company sold its UTG Communication Belgium NV subsidiary for BEF 1,000 (approx.$220) to allow the Company to further focus its efforts on the core business of prepaid card services. UTG Belgium was in the business of buying minutes from phone carriers and selling them to private and commercial customers. The Company concluded the operations of UTG Belgium as of November 30, 2001. As a result of the divestment of UTG Belgium, the Company incurred $571,336 loss on disposal of discontinued operations for the period ended December 31, 2001. UTG Belgium incurred operating losses for the three quarters of fiscal 2002 of $936,439. UTG Belgium is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.


In January 2002, UTG entered into a contract with City Communications (SE) Ltd to sell UTG interest in Starpoint Card Services Ltd. to City Communications in exchange for 25% of the outstanding equity of City Communications. This agreement was not consummated as of the filing date and is not included in this period.

FINANCIAL CONDITION

On April 17, 2001 UTG issued three notes, for a total of CHF 1,000,000 (approximately $603,287), to three Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $ 25) per share. All of such warrants expire on June 30, 2004. On August 13, 1998 the company received two loans payable at interest rates of 5% and 8%. These loans are payable June 30, 2003.

At December 31, 2001, UTG had a working capital deficit of $3,944,382 and an accumulated deficit of $12,917,035, as compared to positive working capital and accumulated deficit of $3,800,330 and $11,737,702, respectively, at December 31, 2000, an increased deficit of $7,744,712, and $1,179,333, respectively. This increased deficit is a result of higher depreciation, bad debt expenses, higher operating expenses and sales salaries. Based on these figures, UTG believes it will require additional equity financing to continue to expand its operations.

At December 31, 2001, UTG's bank overdraft balance was $929,678 compared to $1,316,637 at March 31, 2001, a decrease of $386,959 or 29.4%.

Accounts payable and accrued expenses amounted to $3,736,059 at December 31, 2001 compared to $6,810,455 at March 31, 2001, a decrease of $3,074,396 or 45%.
This decrease is the result of the disposition of certain subsidiaries of UTG's business during the quarter ended December 31, 2001.


RESULTS OF OPERATIONS

SALES

                                               Net Sales
                            Three Months Ended          Nine Months Ended
                                December 31,               December 31,
                           2001           2000          2001           2000
                           ----           ----          ----           ----
                        $7,249,760     $1,402,951    $16,245,640    $8,392,934

During the quarter ended December 31, 2001, the Company recorded net sales of $7,249,760, compared to $1,402,951 during the quarter ended December 31, 2000, an increase of $ 5,846,809 or 416.8%. During the nine-month period ended December 31, 2001, the Company recorded an increase in sales of $7,852,706 or 93.6% from net sales of $16,245,640 compared to $8,392,934 during the same period of the previous year. The increase in net sales is the result of increased sales activities in England and a new contract with a major client. UTG's revenue has been generated primarily from long distance and mobile telecom card services provided to retail corporate customers and the wholesale customers in England. Management anticipates that the allocation between wholesale and retail customers will eventually shift in favor of retail customers.

COST OF SALES

                                              Cost of Sales
                              Three Months Ended          Nine Months Ended
                                 December 31,                December 31,
                           2001          2000            2001            2000
                           ----          ----            ----            ----
                        $6,613,907    $1,290,383      $14,552,400     $7,670,428

Cost of sales was $6,613,907 for the quarter ended December 31, 2001, as compared to $1,290,383 for the quarter ended December 31, 2000, an increase of $5,323,524 or 412.6%. The cost of sales for the nine months ended December 31, 2001 was $14,552,400 as compared to $7,670,428 for the comparable period in 2000, an increase of $6,881,972 or 89.7%. This increase is the result of UTG's increase in net sales. Cost includes cardcharges, carrier charges and related activities.

GROSS PROFIT

                                         Gross Profit
                       Three Months Ended               Nine Months Ended
                          December 31,                    December 31,
                    2001             2000             2001           2000
                    ----             ----             ----           ----
                  $635,853         $112,568        $1,693,240      $722,506

Gross profit for the nine months ended December 31, 2001 increased to $1,693,240 (or 10.4% of the Company's sales) as compared to a gross profit of $722,506 (or 8.6% of the Company's sales) during the same period in 2000. Gross profit for the quarter ended December 31, 2001 increased to $635,853 (or 8.8% of the Company's sales) as compared to a gross (profit) of $112,568 (or
8% of sales) during the same period in 2000. The increase in Gross Margin is related to the fact that the sales could be increased using the same cost structure. Changes in gross profit can occur as new contracts are negotiated on a regular basis and are usual for this stage of the development of the Company.


SELLING AND TECHNICAL EXPENSES

                                     Selling and Technical Expenses
                              Three Months Ended           Nine Months Ended
                                 December 31,                 December 31,
                           2001            2000            2001          2000
                           ----            ----            ----          ----
                         $261,651        $340,903        $955,008     $1,104,000


Selling and technical expenses were $261,651 for the quarter ended December 31, 2001, and $340,903 for the quarter ended December 31, 2000, a decrease of $79,252 or 23.2%. Selling and Technical Expenses were $955,008 and $1,104,000 for the nine month periods ended December 31, 2001 and 2000, a decrease of $148,992. This decrease is the result of cost savings in selling and technical expenses due to the higher number of large clients and none recurring cost for several clients in the preceeding quarters. Furthermore, less technical difficulties resulted in decreasing costs.


GENERAL AND ADMINISTRATIVE EXPENSES

                                   General and Administrative Expenses
                              Three Months Ended          Nine Months Ended
                                 December 31,                 December 31,
                           2001            2000          2001            2000
                           ----            ----          ----            ----
                         $455,045        $427,470     $ 1,582,784     $2,672,669

General and administrative expenses were $455,045 for the quarter ended
December 31, 2001 and $427,470 for the period ended December 31, 2000, an increase of $27,575 or 6.5%. The general and administrative expenses were $1,582,784 and $2,672,669, for the nine months ended December 31, 2001 and 2000, respectively, a decrease of $1,089,885 or 40.8%. This decrease is primarily due to the ceased amortization of goodwill as per April 1, 2001 and decreased consulting fees for special projects in prior periods.

OTHER INCOME (EXPENSES)

                                         Other Income (Expenses)
                              Three Months Ended         Nine Months Ended
                                 December 31,                December 31,
                           2001           2000           2001          2000
                           ----           ----           ----          ----
                         $(5,696)      $(111,992)     $(84,481)      $511,937


Other income (expenses) for the quarter ended December 31, 2001 was $(5,696) compared to $(111,992) for the quarter ended December 31, 2000, a decrease of $106,296 that relates to lower financing cost due to the sale of various subsidiaries. Other income (expenses) for the nine months period ended December 31, 2001 was $(84,481) compared to $511,937 for the similar period in 2000, a change of $596,418 or 116.5%. This change is primarily driven by a foreign exchange gain of approx. $320,000 in 2000 and interest income from related parties.


NET INCOME (LOSS)

                                         Net Income (Loss)
                        Three Months Ended                 Nine Months Ended
                           December 31,                       December 31,
                      2001             2000            2001             2000
                      ----             ----            ----             ----
                  $(1,072,399)      $(654,708)      $3,449,662      $(2,211,833)

The Company's net income (loss) for the quarter ended December 31, 2001 was ($1,072,399) as compared to ($654,708) for the quarter ended December 31, 2000, an increased loss of $417,691 or 63.8%. The net income (loss) for the nine month period ended December 31, 2001, was $3,449,662 compared to ($2,211,833) for the relevant period ended December 31, 2000, a decreased (loss) of $5,661,917 or 255.98%. These differences in net income (loss) were a direct result of the disposition of three subsidiaries of the Company. The Net Loss of $1,072,399 is the total restructuring cost for the new concept and focus of the Company, which resulted in the streamlining of UTG in the present quarter.


LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the March 31, 2001 consolidated financial statements, recurring losses from operations and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 8 to the accompanying financial statements.

During the nine months ended December 31, 2001, the total cash provided by operations was $1,045,741 driven primarily by the increase in accounts payable and accrued expenses. Cash used for investing activities was $562,548, due to investments in the Company`s UK operations for the prepaid card business. Cash used in financing activities totaled $188,669 due to the increase in bank overdraft and restructuring of the financing.

As of December 31, 2001, the company had current assets of $2,884,077, including cash of $1,040,357. At December 31, 2001 we had working capital deficit of ($3,033,268). Management believes that with its existing cash position and the proceeds of a planned increase of capital we will have sufficient working capital to fund our operations for the next twelve months.


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

The Company's previous business combinations were accounted for using the purchase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001. No goodwill is recorded on the balance sheet as of December 31, 2001 as a result of the sales of various subsidiaries.

The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of customer lists and product license costs, are appropriate and consistent with those identified as of March 31, 2001. No impairment losses have been deemed necessary for the nine months ended December 31, 2001.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

1. On October 17, 2001, the Company filed a Report on Form 8-K announcing the sales of the Musicline AG and its subsidiaries to Brunswick International Inc.
2. On February 19, 2002, the Company filed a Report on Form 8-K disclosing the sale to Delsette Financial Inc. of two subsidiaries representing a single segment: Starfon Telecom Services AG and UTG Communications Belgium N.V.




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.






DATE: FEBRUARY 14, 2002          BY: /S/ UELI ERNST
                                 ----------------------------------------
                                 UELI ERNST, CHAIRMAN AND CEO
                                 (PRINCIPAL EXECUTIVE OFFICER)