Form 10KSB
period 2002-03-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2002-08-08
CIK 1018402

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (MARK ONE)

  |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002


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

Yes |_|   No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenue for its most recent fiscal year (year ended March 31, 2002 were $16,245,640.

The aggregate market value on June 30, 2002 of the voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $750,000. For purposes of this calculation only, all directors and officers of the registrant and all holders of 5% or more of the Company's Common Stock have been deemed to be affiliates of the Company. As of July 31, 2002, 5,697,759 shares of Common Stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES |_|   NO |X|

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

UTG Communications International, Inc. ("UTG" or the "Company") commenced operations in April 1996 and is currently a holding company with minority interests in a number of operating subsidiaries.

UTG's operations are, to a large extent, dependent on UTG's ability to obtain additional financing. There can be no assurance that UTG will obtain the financing necessary to support its plan of operation. At March 31, 2002, UTG had an accumulated deficit of $13,066,298 and net income of $4,372,798 for the fiscal year ended March 31, 2002. Cash used in operations for the fiscal year ended March 31, 2002 was $1,266,810.

The Company's current line of continuing business through an equity investment in another corporation is the sale of prepaid long distance phone cards and mobile phone cards in the United Kingdom. UTG currently has no operating subsidiaries.

Prior to the fiscal year ended March 31, 2002, UTG was a holding company for several operating subsidiaries in the telecommunications industry. Starfon Telecom Services AG, a swiss corporation, was owned 100% by UTG. UTG had retail, wholesale and credit card based phone services in Switzerland. Through its subsidiary Music Line, UTG was also in the business of purchasing music rights and selling music compact discs.

ORGANIZATION

The following represent the company's past and present subsidiaries:

Telelines International SA. ("Telelines"), a Panama corporation, was formed in July 1998 as wholly ownded subsidiary of UTG.

In November 1998, a 100% subsidiary of Telelines, Starglobal Ltd ("Starglobal"), was incorporated under the laws of Jersey, Channel Islands. Starglobal is involved with wholesale and carrier-to carrier telecommunications in the United Kingdom.

During the fiscal year ended March 31, 1999, UTG and eight other parties formed Starpoint Card Services Ltd ("Starpoint"), a United Kingdom Corporation, whereby UTG owned 51% of Starpoint.

The Company owned all of the equity of Starfon Telecom Services AG ("Starfon"). The Company started the operations of Starfon in April 1996.

In November 1999, UTG acquired 51% of Musicline AG ("Music Line"), a Swiss corporation, from Ueli Ernst, UTG's cha rman and Chief Executive Officer. Music Line is a Swiss-based wholesale and retail music CD distribution and production company with a European client base.

In October 2001, Starpoint Cyber Cash AG, a Swiss corporation owned 100% by UTG, an inactive company was incorporated.

Unless the context otherwise requires, all references herein to "UTG" or "the Company" shall include UTG and its subsidiaries. UTG's principal executive offices are located at Limmattalstrasse 10, 8954 Geroldswil, Switzerland, and its telephone number is 01141-1-749-3103.


DISCONTINUED OPERATIONS

On August 15, 2001, UTG sold its investments in Music Line to Brunswick International Inc. ("Brunswick") in exchange for 19.5% of Brunswick's outstanding shares valued at $10,000,000 and CHF 10,000 (approximately $5,800) cash, resulting in a gain on disposal of discontinued operations of $4,850,145. Brunswick holds various interests in the antenna business for wireless communication in Europe and has a joint venture with one of the biggest US tower (antennas) companies.

On September 22, 2001, UTG sold its 100% subsidiary Starfon for $1,000, resulting in a net gain on disposal of $3,380,420.

On November 15, 2001, UTG sold its 100% subsidiary UTG Belgium for $1,000, resulting in a net loss on disposal of $623,775.

As a result of the sale of the above subsidiaries, the Company has recorded the results of these subsidiaries as discontinued operations in the results of operations for the fiscal years ended March 31, 2002 and 2001 has been adjusted to retroactively reflect this treatment.


SALE OF SUBSIDIARY

On January 9, 2002, UTG sold its 51% interest in Starpoint to City Communications, Ltd. ("City"), for GBP 51,000 (approximately $73,366) in cash, resulting in a gain on sale of $1,880,775. Subsequent to the sale of Starpoint, UTG exchanged loans receivable from Starpoint in the amount of $1,252,515 for 33,333 shares of City valued at $148,846, at which time the number of City's outstanding shares was 133,333, representing 25% of the issued and outstanding shares of City. City raised additional capital subsequent to UTG's investment, increasing its outstanding shares to 273,333 shares, resulting in a dilution of UTG's holding to 8.9% of City's issued and outstanding shares. The exchange resulted in a loss of $1,103,669. Due to financial difficulties, UTG did not participate in City's equity offering. UTG intends to increase its holding in City, in the event that a successful fundraising is achieved by UTG. The net gain arising from this transaction was $777,086, including the loss of $1,103,669 on the settlement of the loan receivable. The investment in City Communications is accounted for using the equity method based on the significant influence that can be exercised by UTG through its right to Board of Director representation. UTG's equity in City's losses for the fiscal year ended March 31, 2002 was immaterial.

GOING CONCERN

Based upon UTG's plan of operation, UTG estimates that existing resources, together with funds generated from operations may not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back operating costs and ultimately terminate operations.


BUSINESS STRATEGY

UTG's objective is to continue as a holding company for various corporations involved in the prepaid card market in Europe and ultimately obtain a majority interest in these or other companies.


NETWORK

UTG no longer operates a telecommunications network and has sold all of its majority investments. Through the equity investment in City Communication Ltd, UTG holds interests in a network connection with about approximately 5500 shops in England and has just started to test and build up the prepaid card business in Switzerland with partners.


EMPLOYEES

As of March 31, 2002, UTG had 1 full-time employee, based in Switzerland.
UTG has never experienced a work stoppage and its employees are not represented by a labour union or covered by a collective bargaining agreement. UTG considers its employee relations to be satisfactory.


INTELLECTUAL PROPERTY

During the fiscal year ended March 31, 1999, the Company obtained trademark protections in Switzerland for certain of the Company's trade names. These trademarks related to the companies that were sold during the fiscal year 2002. As of March 31, 2002, UTG did not own any intellectual property.

RESEARCH AND DEVELOPMENT

During the fiscal year ended March 31, 2002 the Company has not expended material amounts for research and development.


CAUTIONARY STATEMENTS

Certain statements in this Report regarding the Company's estimates, present views of future circumstances or events and statements containing words such as estimates, anticipates, intends and expects or words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information future events or otherwise. Risk factors include, among others, need for additional financing; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations including changes in industry regulations; and other factors referenced in this Report.

ITEM 2. DESCRIPTION OF PROPERTIES

UTG's principal executive offices are located in Geroldswil, Switzerland. At this location, UTG leases approximately 2,000 square feet from a company where Mr. Ueli Ernst, UTG's Chairman and Chief Executive Officer is a member of the Board of Directors, for which UTG pays CHF 5,000 (approximately $2,870) per month. UTG considers such rent to be at arm's length.


ITEM 3. LEGAL PROCEEDINGS

The Company is a party to claims arising in the normal course of operations. Management is of the opinion that these claims will not have a material effect on the financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since October 7, 1996, shares of the Common Stock have traded on the NASDAQ Bulletin Board under the symbol "UTGC". The following table sets forth, for the periods indicated and as reported by the NASDAQ Bulletin Board, the high and low bid prices for shares of the Common Stock. Since the share price dropped below $1 during May 2002, the shares of UTG are being traded OTC of NASDAQ Bulletin Board ("OTC-BB"). The quotations listed below reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price of the Common Stock on June 30, 2002 was $0.35. As of July 9, 2002, UTG's symbol changed to "UTGCE".




QUARTERLY COMMON STOCK PRICE RANGE BY QUARTER, FISCAL YEAR ENDED MARCH 31, 2001

Quarter           Date                      High            Low


1st               June 30, 2000             12.3125         7.75

2nd               September 30, 2000        19.125          11.00

3rd               December 31, 2000         14.875          8.25

4th               March 31, 2001            12.00           5.50


FISCAL YEAR ENDED MARCH 31, 2002


1st               June 30, 2001              7.50           5.00

2nd               September 30, 2001         5.00           1.50

3rd               December 31, 2001          3.05           1.05

4th               March 31, 2002             2.90           2.00




HOLDERS OF COMMON STOCK

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 31, 2002 was approximately 400 shareholders.


DIVIDEND POLICY

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


ISSUANCE OF UNREGISTERED SECURITIES

On April 17, 2001, the Company issued 23,620 warrants as additional consideration for a loan of $594,530 from investors, payable June 30, 2004. The warrants are exercisable at CHF 43 (or $24.50), and the related debt discount attributable to these warrants is deemed to be immaterial. No other securities were issued during the fiscal year ended March 31, 2002.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in connection with "Item 1. Description of Business", the company's consolidated financial statements and notes thereto.


GENERAL

UTG commenced operations in April 1996 and was a holding company for a number of operating subsidiaries organized at various times since February 1996. Through its operating subsidiaries, UTG was operating in Switzerland, Belgium and the United Kingdom.

From inception through March 31, 2002, UTG has received an aggregate of approximately $21,112,449 in equity capital. Since inception, UTG's operations had been focused on establishing and enhancing its switch-based European communications network and expanding its European customer base.

UTG's revenue has historically been generated from long distance telecommunications services provided to retail corporate customers and wholesale customers and, through Music Line, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

In 2001, the company undertook a strategic review of its business. The board of directors determined after such a review that it was appropriate to sell certain or all subsidiaries if buyers could be found. UTG was successful in selling its subsidiaries Music Line, Starfon, UTG Belgium and Starpoint during the year ending March 31, 2002. At the same time, UTG announced that it was diversifying its business into financial interests. It's main business is currently the holding of financial interests in companies in the telecommunication industry with the future intention of holding a majority interest in one or more of these companies.

SUBSIDIARIES

As of March 31 2002, UTG has the following subsidiaries:

A. United Telecom GmbH, an inactive Swiss corporation, 100% owned by UTG.

B. Telelines International SA ("Telelines"), a Panamanian holding company owned 100% by UTG. Telelines has a subsidiary, StarGlobal Ltd., a inactive Jersey, Channel Islands corporation owned 100% by Telelines. StarGlobal sells telecommunication services in the United Kingdom.

C. Starpoint Cyber Cash AG, a Swiss corporation owned 100% by UTG, an inactive company which was incorporated as of October 22, 2001.


In August 2001, the Company discontinued the operations of the Music Line Group (Music Line, JM Sontel and SSC Selected Sound Carrier) to allow the Company to further focus its efforts on the core business of prepaid card services. Music Line was in the business of buying Music Rights and producing Compact Discs. The Company was holding many music rights under licence agreements. The Company concluded the operations of MusicLine as of August 15, 2001 when it sold Musicline to Brunswick International Ltd, a Somoan Corporation. As a result of the divestiture of Music Line, the Company incurred a $4,850,145 gain on disposal of discontinued operations for the fiscal year ended March 31, 2002. Music Line incurred operating losses during the first two quarters of fiscal 2002 through the date of disposal of $1,119,457. Proceeds received were CHF 10,000 (approximately $5,800)in cash plus 19.5% of the outstanding shares of Brunswick International Inc., which was independently valued at approximately $10 million. Music Line is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

In September 2001, the Company sold its subsidiary Starfon for $1,000 to allow the Company to further focus its efforts on the core business of prepaid card services. Starfon was in the business of buying minutes from phone carriers and selling them to private and commercial customers. The Company concluded the sale of Starfon as of September 22, 2001. As a result of the divestment of Starfon, the Company incurred $3,380,420 gain on disposal of discontinued operations for the fiscal year ended March 31, 2002. Starfon incurred operating losses in the first two quarters of fiscal 2002 through the date of disposal of $639,181. Starfon is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

In November 2001, the Company sold its UTG Communication Belgium NV subsidiary for $1,000 to allow the Company to further focus its efforts on the core business of prepaid card services. UTG Belgium was in the business of buying minutes from phone carriers and selling them to private and commercial customers. The Company concluded the sale of UTG Belgium as of November 30, 2001. As a result of the divestment of UTG Belgium, the Company incurred $623,774 loss on disposal of discontinued operations for the period ended December 31, 2001. UTG Belgium incurred operating losses for the three quarters of fiscal 2002 through the date of disposal of $936,439. UTG Belgium is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

On January 9, 2002, UTG sold its 51% interest in Starpoint to City Communications, Ltd. ("City"), for GBP 51,000 (approximately $73,366) in cash, resulting in a gain on sale of $1,880,775. Subsequent to the sale of Starpoint, UTG exchanged loans receivable from Starpoint in the amount of $1,252,515 for 33,333 shares of City valued at $148,846, at which time the number of City's outstanding shares was 133,333, representing 25% of the issued and outstanding shares of City. City raised additional capital subsequent to UTG's investment, increasing its outstanding shares to 273,333 shares, resulting in a dilution of UTG's holding to 8.9% of City's issued and outstanding shares. The exchange resulted in a loss of $1,103,669. Due to financial difficulties, UTG did not participate in City's equity offering. UTG intends to increase its equity holding in City, in the event that a successful fundraising is achieved by UTG. The net gain on both transactions was $777,086, including the loss of $1,103,669 on the settlement of the loan receivable. The investment in City Communications is accounted for using the equity method based on the significant influence that can be exercised by UTG through its right to Board of Director representation. UTG's equity in City's losses for the fiscal year ended March 31, 2002 was immaterial.


FINANCIAL CONDITION

PAST OFFERINGS

(1) In 1996, UTG filed a registration statement on Form SB-2. In such registration statement, UTG registered 3,156,000 shares of its common stock. All registered shares were for the accounts of selling shareholders.

(2) Effective September 30, 1997, UTG sold to a limited number of accredited and sophisticated investors 30,769 shares of common stock at a price of $6.50 per share and, for no additional consideration, warrants to purchase an additional 15,385 shares of common stock at a price of $7.80 per share. In fiscal year 1998, 11,537 warrants were exercised, with UTG receiving $101,535 from the exercise of such warrants.

(3) On March 23, 1998, UTG issued 250,000 shares of common stock (after a 13:1 reverse stock split) at a purchase price of $2.00 per share to Medfield Investments, S.A., an accredited investor. These shares may be referred to as the "basic shares." In addition, for each basic share purchased, Medfield also received three warrants, each to purchase one share of common stock, which warrants will expire five years from the date of issuance and shall be exercisable at $2.00, $3.00 and $4.50 per share, respectively. Under the terms of the subscription agreement, as amended, UTG had the right, subject to certain conditions, to require Medfield to purchase an additional 500,000 basic shares of common stock upon the same terms and purchase price of the initial purchase. Medfield purchased a total of 750,000 basic shares and had the right to purchase a total of 2,250,000 additional shares (750,000 at $2.00; 750,000 at $3.00;
750,000 at $4.50).

During the fiscal year ended March 31, 1999, Medfield purchased an additional 408,036 basic shares at $2.00 for a total of $816,072.

During the fiscal year ended March 31, 2000, Medfield purchased 57,743 basic shares at $2.00 per share for a total investment of $115,486.

All of the 750,000 basic shares were purchased by the end of fiscal year 2000.

During the fiscal year March 31, 2000, Medfield also exercised 329,366 warrants at $2.00 for an investment of $658,932.

During the fiscal year ended March 31, 2001, Medfield exercised the remaining 420,634 warrants at $2.00 for an investment of $841,268, 750,000 warrants at $3.00 for an investment of $2,250,000 and 315,843 warrants at $4.50 for an investment of $1,412,432.

During the fiscal year ended March 31, 2001, Medfield exercised a total of 1, 486,477 warrants for a total investment of $4,512,562.

As of March 31, 2002,there are still 426,557 of the above-mentioned warrants exercisable at $4.50 for a total of $1,919,506. These warrants expire on March 31, 2003.

(4) On September 10, 1998, UTG issued two notes to Blacksea Investment Ltd. in the principal amounts of $200,000 and CHF250,000 (approximately $171,250), respectively. Both notes are due June 30, 2003. The $200,000 note accrues interest at a rate of 8% per annum, while the CHF 250,000 note accrues interest at an annual rate of 5%. Such notes were issued by UTG in lieu of a loan agreement, dated August 13, 1998, which provided for loans in the principal amounts of the notes. In addition, UTG issued to Blacksea Investment Ltd. 3,000 warrants to purchase shares of common stock of UTG at $30 per share, 3,000 warrants to purchase shares of common stock of UTG at $50 per share, 3,000 warrants to purchase shares of common stock of UTG at CHF45 (approximately $30) per share, and 3,000 warrants to purchase shares of common stock of UTG at CHF75 (approximately $45) per share. All of such warrants expired on June 30, 2001. As of March 31, 2002, the $200,000 and CHF250,000 (approximately $160,045) were included in long-term loans payable.

(5) On August 22, 1999, UTG issued an aggregate of 201,341 shares of common stock and 1,103,625 common stock purchase warrants exercisable at $15.00 per share until August 22, 2003 to stockholders of record on March 20, 1998. This issuance was made in connection with UTG's 13:1 reverse stock split effected on March 23, 1998. In connection with the reverse stock split, the Board of Directors of UTG authorized the issuance of one warrant for each share of UTG common stock held by each stockholder of record on March 20, 1998. In addition, the Board of Directors of UTG authorized the distribution to stockholders who continuously held shares of UTG common stock from March 20, 1998 through September 21, 1998 of a number of shares of UTG common stock equal to not more than 20% of the amount of shares of UTG common stock continuously held by stockholders during that time period to compensate such stockholders for a decrease in the market value of UTG's shares of common stock following the reverse stock split.

(6) In December 2000, UTG commenced an offering of up to $20,000,000 of convertible preferred stock. The convertible preferred stock bears interest at a rate to be determined per annum, and may be converted into common stock. This offering was terminated in March 31, 2001, with no funds raised.

(7) On April 17, 2001, UTG issued three notes, for a total of CHF 1,000,000 (approximately $594,530), to three investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $25) per share), and the related debt discount attributable to these warrants is deemed to be immaterial. All of such warrants expire on June 30, 2004.


CURRENT FINANCIAL POSITION

At March 31, 2002, UTG had working capital of $164,453 and an accumulated deficit of $13,066,298, as compared to working capital deficit of $5,424,061 and an accumulated deficit of $17,439,096, at March 31, 2001, respectively.

At March 31, 2002, UTG's bank overdraft balance relative to continuing operations was $0 compared to $213,518 at March 31, 2001.

Accounts payable and accrued expenses of continuing operations amounted to $298,581 at March 31, 2002 compared to $2,430,395 at March 31, 2001, a decrease of $2,131,814 or 87.8%. This decrease is the result of the sale of Starpoint Card Sales in fiscal 2002 which was recorded as a sale of subsidiary, but in which an equity interest was retained.

UTG estimates that existing resources, together with funds generated from operations may not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back operating costs and ultimately terminate operations.


CRITICAL ACCOUNTING POLICIES

GENERAL

UTG's management's discussion and analysis of its financial condition and results of operations are based upon UTG's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, revenue and expenses. On an on-going basis, UTG evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

UTG believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.


REVENUE RECOGNITION

UTG records revenue for product sales at the time of delivery to the client. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenues otherwise earned.


BAD DEBT

UTG maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of UTG's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


INVENTORY

Inventory consists of equipment to load prepaid phone cards and is stated at the lower of cost or market on a first-in, first-out basis.

EQUITY  METHOD  INVESTMENTS
Interests in entities whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level. Under the equity method of accounting, an investee's accounts are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of the affiliate's results of operations is included in equity in loss of affiliates in the accompanying consolidated statements of operations. At March 31, 2002, the Company had an investment in City Communications, Ltd. that it accounts for using the equity method of accounting.

COST  METHOD  INVESTMENTS

Investments that are not considered to be marketable securities and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. Dividend income is recorded when received from the investee. The investments are assessed for impairment annually and recorded at the lower of cost and net realizable value. At March 31, 2002, the Company had an investment in Brunswick International Inc. that it accounts for using the cost method of accounting.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

The sale of UTG's subsidiaries Music Line, Starfon and UTG Belgium are recorded as discontinued operations in both periods. Therefore, the results from operations for these entities are not included in the analysis below. Starpoint was not recorded as discontinued operation but as a sale (in January 2002) of a subsidiary in which an equity investment was retained. Therefore the results of operations contain Starpoint's results from operations for 12 months in fiscal 2001 and only approximately 9 months in fiscal 2002.


SALES

During the year ended March 31, 2002, the Company recorded net sales of $16,245,640, compared to $11,879,234 during the year ended March 31, 2001, an increase of $4,366,406 or 37%. The 2002 figures represent only sales of Starpoint for the first three quarters of 2002, because UTG sold its majority stake in Starpoint on January 9, 2002. The increase is due to the successful addition of new customers by Starpoint Card Sales United Kingdom.


COST OF SALES

Cost of sales were $14,552,400 for the year ended March 31, 2002 and $11,460,779 for the previous fiscal 2001, a change of $3,091,621 or 27%. The increase was a result of higher volume of purchases and sales to customers in 2002 by Starpoint Card Sales. Since the volume in sales increased significantly, Starpoint could take advantage of lower purchase prices from suppliers.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,842,697 for the year ended
March 31, 2002 and $4,456,691 for the period ended March 31, 2001, a decrease of $2,613,994 or 59%. This decrease is primarily due to the decrease in salaries of $733,095 since fewer people work for UTG, a decrease of management and consulting fees of $324,072 as several project studies were prepared in the prior year, a decrease of bad debt expenses of $293,415 and a decrease in depreciation and amortization of $492,625 as a result of the adoption of FASB 142 which ceased the amortization of Goodwill as of April 1, 2001 and the subsequent sale of subsidiaries resulting in the write-off of goodwill.

OTHER INCOME (EXPENSES)

Other income (expenses) for the year ended March 31, 2002 was $622,257 compared to $(542,489) for the year ended March 31, 2001. The increase in expense is a result of the sale of Starpoint Card Sales that was recorded as a sale of subsidiary with a net gain in the amount of $777,086, including a loss on settlement of a loan receivable of $1,103,669.


NET INCOME (LOSS)

The Company's net income (loss) for the year ended March 31, 2002 was $4,372,798 as compared to ($6,571,057) for the year ended March 31, 2001, an increase of $10,943,855 or 166%. These differences in net income (loss) were a direct result of the disposition of four subsidiaries of the Company and the related gain on sale of subsidiaries and gain on disposal of discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As disclosed in the independent auditors report on the March 31, 2002 financial statements, recurring losses from operations and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 9 to the accompanying financial statements.

During the twelve months ended March 31, 2002, the total cash used in continuing operations was $1,266,810 driven primarily by the net loss from continuing operations and the gain on the sale of Starpoint, offset by the loss on the settlement of a loan receivable. Cash used by investing activities was $46,674, due to the investments in the Company's UK operations for the prepaid card business. Cash flow from financing activities was $591,125. This was primarily due to new loans granted from various related and unrelated parties with maturity dates over 12 months.

As of March 31, 2002, the company had current assets of $509,259, including cash of $2,020 and working capital of $164,453. Management believes that with its existing cash position, together with funds generated from operations may not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back operating costs and ultimately terminate operations.

The Company has future contractual payments primarily related to debt and operating leases from 2003 to 2004. The Company's future commitments under the loan agreements total $2,224,260 at March 31, 2002. The Company also has future minimum rental commitments under a non-cancelable operating lease of $68,880 at March 31, 2002. The lease agreement expires as of March 31, 2004. The Company expects to make payments of $34,440 under its non-cancelable operating lease agreement in fiscal 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001. No goodwill is recorded on the balance sheet as of March 31, 2002 as a result of the sales of various subsidiaries in fiscal 2002.

In August 2001, the FASB issued Statement on Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The company expects to adopt SFAS 144 as of April 1, 2002, the beginning of fiscal 2003, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operation.

ITEM 7. FINANCIAL STATEMENTS


UTG COMMUNICATIONS INTERNATIONAL, INC.AND SUBSIDIARIESCONSOLIDATED FINANCIAL STATEMENTSFOR THE YEARS ENDED MARCH 31, 2002 AND 2001


INDEX


INDEPENDENT AUDITORS' REPORT                                20


INDEPENDENT AUDITORS' REPORT                                21


CONSOLIDATED BALANCE SHEET                                  22


CONSOLIDATED STATEMENTS OF OPERATIONS                       23


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)      24


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              25


CONSOLIDATED STATEMENTS OF CASH FLOWS                       26


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  27-43

INDEPENDENT  AUDITORS'  REPORT

Board of Directors and Stockholders of UTG Communications International, Inc.
Geroldswil,  Switzerland

We have audited the accompanying consolidated balance sheet of UTG Communications International, Inc. and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTG Communications International, Inc. and Subsidiaries as of March 31, 2002, and the results of their operations and cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of losses, all of the Company's operating subsidiaries have been sold and the Company has no cash producing operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Zurich
July 14, 2002

BDO International Ltd
Certified Public Accountants

Werner Schiesser          Andreas Wyss

INDEPENDENT  AUDITORS'  REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
UTG COMMUNICATIONS INTERNATIONAL, INC.

We have audited the accompanying consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity and comprehensive loss and cash flows of UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a loss of $6,571,057 for the year ended March 31, 2001. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             Merdinger, Fruchter, Rosen & Corso, P.C.
                             Certified Public Accountants

New York, New York
July 16, 2001

UTG Communications International, Inc.
Consolidated Balance Sheet


March 31, 2002
--------------------------------------------------------------------------------
Assets
Current:
 Cash                                                    $      2,020
 Inventory                                                    130,918
 Other receivables                                            376,321
--------------------------------------------------------------------------------
    Total current assets                                      509,259
--------------------------------------------------------------------------------
Investments                                                10,148,846
Property and equipment                                         27,717
Other, net                                                      5,946
--------------------------------------------------------------------------------
                                                         $ 10,691,768
================================================================================


Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                   $    298,581
 Tax payable                                                   45,333
 Current deferred revenue                                         892
--------------------------------------------------------------------------------
  Total current liabilities                                   344,806
--------------------------------------------------------------------------------
Due to related parties                                      1,269,685
Loans payable                                                 954,575
--------------------------------------------------------------------------------
  Total liabilities                                         2,569,066
--------------------------------------------------------------------------------
Commitments
 Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                          -
 Common stock, $0.00001 par value; authorized 60,000,000
   shares; 5,720,836 shares issued                                 57
 Additional paid-in capital - common stock                 21,112,392
 Accumulated deficit                                      (13,066,298)
 Accumulated other comprehensive income                       376,551
--------------------------------------------------------------------------------
                                                            8,422,702

Less:  Treasury stock (23,077 common shares) - at cost        300,000
--------------------------------------------------------------------------------
Total stockholders' equity                                  8,122,702
--------------------------------------------------------------------------------
                                                         $ 10,691,768
================================================================================

                    See accompanying notes to consolidated financial statements.

UTG Communications International, Inc.
Consolidated Statements of Operations

Year ended March 31,                                               2002          2001
-------------------------------------------------------------  ------------  -------------


Net sales                                                      $16,245,640   $ 11,879,234
Cost of sales                                                   14,552,400     11,460,779
-------------------------------------------------------------  ------------  -------------
Gross profit                                                     1,693,240        418,455
-------------------------------------------------------------  ------------  -------------

Selling and technical expense
 Consulting fees                                                    38,676              -
 Technical fees                                                    329,162        200,639
 Sales salaries                                                    437,919              -
 Other selling expenses                                            149,345              -
-------------------------------------------------------------  ------------  -------------
  Total selling and technical expenses                             955,102        200,639
-------------------------------------------------------------  ------------  -------------
General and administrative expenses
 Management and consulting fees                                     41,239        365,311
 Management fees                                                    26,542              -
 Salaries                                                          604,294      1,337,389
 Bad dept expenses                                                 164,608        458,023
 Depreciation and amortization                                     282,826        753,841
 Professional fees                                                 385,738        594,476
 Travel expenses                                                    12,002        199,589
 Employment agency Fees                                             21,078              -
 Rent expenses                                                     160,912        160,069
 Other operating expenses                                          143,458        587,993
-------------------------------------------------------------  ------------  -------------
  Total general and administrative expenses                      1,842,697      4,456,691
-------------------------------------------------------------  ------------  -------------
Loss from operations                                            (1,104,559)    (4,238,875)
-------------------------------------------------------------  ------------  -------------
Other Income (expense)
 Interest income                                                    21,106          9,910
 Interest expense                                                 (140,495)      (505,884)
 Gain on sale of subsidiary                                      1,880,755              -
 Loss on settlement of loan receivable                          (1,103,669)             -
 Loss from foreign currency                                       (155,440)       (58,873)
 Other income                                                      120,000         12,358
-------------------------------------------------------------  ------------  -------------
Total other income (expenses)                                      622,257       (542,489)
-------------------------------------------------------------  ------------  -------------
Loss from continuing operations before income
taxes and minority interest                                       (482,302)    (4,781,364)
Income taxes                                                        56,614          1,124
-------------------------------------------------------------  ------------  -------------
Loss from continuing operations before
minority interest                                                 (538,916)    (4,782,488)
-------------------------------------------------------------  ------------  -------------
Minority interest                                                        -        289,031
-------------------------------------------------------------  ------------  -------------
Loss from continuing operations                                   (538,916)    (4,493,457)
-------------------------------------------------------------  ------------  -------------
 Loss from discontinued operations                              (2,695,077)    (2,077,600)
 Gain on disposal of discontinued operations                     7,606,791              -
-------------------------------------------------------------  ------------  -------------
 Total income (loss)from discontinued
 operations                                                      4,911,714     (2,077,600)
-------------------------------------------------------------  ------------  -------------
Net income (Loss)                                              $ 4,372,798   $ (6,571,057)
-------------------------------------------------------------  ------------  -------------
Earnings (Loss) per common share - basic and
 diluted
 From continuing operations                                    $     (0.10)  $      (0.88)
 From discontinued operations                                  $      0.86   $      (0.41)
-------------------------------------------------------------  ------------  -------------
Earnings (Loss) per common share - basic and
Diluted                                                        $      0.76   $      (1.29)
-------------------------------------------------------------  ------------  -------------
Weighted average number of common shares
 outstanding:
 Basic and diluted                                               5,692,759      5,083,090
-------------------------------------------------------------  ------------  -------------

See accompanying notes to consolidated financial statements.

UTG Communications International, Inc.
Consolidated Statements of Operations



Year ended March 31,                                                  2002           2001
-------------------------------------------------------------  ------------  -------------


Net income (loss)                                              $ 4,372,798   $ (6,571,057)
-------------------------------------------------------------  ------------  -------------
Foreign Currency Translation Adjustment                           (367,018)        19,349
-------------------------------------------------------------  ------------  -------------

Comprehensive Income (Loss)                                    $ 4,005,780   $ (6,551,708)
-------------------------------------------------------------  ------------  -------------





                            See accompanying notes to consolidated financial statements

UTG Communications International, Inc.
Consolidated  Statements  of  Stockholders'  Equity


                                             Additional
                                             Paid-in                              Accumulated
                                             capital -                            other         Total
                            Common Stock     common     Accumulated    Treasury   comprehen-    Stockholder's
                           Shares   Amount   stock      Deficit        stock      sive income   equity
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
BALANCE, MARCH 31, 2000    3,848,299  $38  $14,373,497  $(10,868,039)  $(300,000)  $ 724,220   $ 3,929,716
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Net loss for the fiscal
 year                              -    -            -    (6,571,057)          -           -    (6,571,057)
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Issuance of common stock
 for exercised warrants    1,486,477   15    4,512,547             -           -           -     4,512,562
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Issuance of common stock
 for acquisition             350,000    4    2,031,006             -           -           -     2,031,010
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Issuance of common stock
 for equipment                 7,600    -       60,354             -           -           -        60,354
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Issuance of common stock
 for stock options            13,460    -      104,988             -           -           -       104,988
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Foreign currency
 translation adjustment            -    -            -             -           -      19,349        19,349
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
BALANCE, MARCH 31, 2001    5,705,836  $57  $21,082,392  $(17,439,096)  $(300,000)  $ 743,569   $ 4,086,922
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Net income for the fiscal
 year                              -    -            -     4,372,798           -           -     4,372,798
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Issuance of common stock
 for loan from officer        15,000    -       30,000             -           -           -        30,000
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
Foreign currency
 translation adjustment            -    -            -             -           -    (367,018)     (367,018)
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------
BALANCE, MARCH 31, 2002    5,720,836  $57  $21,112,392  $(13,066,298)  $(300,000)  $ 376,551   $ 8,122,702
-------------------------  ---------  ---  -----------  -------------  ----------  ----------  ------------

                    See accompanying notes to consolidated financial statements.

UTG Communications International, Inc.
Consolidated Statements of Cash Flows

Year ended March 31,                                     2002          2001
---------------------------------------------------  ------------  ------------

Cash flows from operating activities of continuing
 operations:
Net loss                                             $  (538,916)  $(4,493,457)
Adjustments to reconcile net loss to net cash
 used in operating activities of continuing
 operations:
Bad debt expenses                                        164,607       458,023
Gain on sale of subsidiary                            (1,880,755)            -
Loss on settlement of loan receivable                  1,103,669             -
Depreciation and amortization                            282,826       753,841
Changes in assets and liabilities:
Accounts receivable                                            -      (151,577)
Inventory                                               (130,918)            -
Other assets                                              (5,945)     (724,186)
Other receivables                                       (376,321)     (569,123)
Increase (decrease) in:
Accounts payable and accrued expenses                     68,718    (1,135,583)
Other liabilities                                         46,225             -
---------------------------------------------------  ------------  ------------
Net cash used by operating activities of
 continuing operations                                (1,266,810)   (5,862,062)
---------------------------------------------------  ------------  ------------
Net cash provided in operating activities of
 discontinued operations                                 455,346     1,676,074
---------------------------------------------------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                   (811,464)   (4,185,988)
---------------------------------------------------  ------------  ------------
Cash flows from investing activities of continuing
 operations:
Capital expenditures                                    (127,840)      (73,850)
Proceeds from sale of subsidiaries                        81,166             -
---------------------------------------------------  ------------  ------------
Net cash used in investing activities of
 continuing operations                                   (46,674)      (73,850)
---------------------------------------------------  ------------  ------------
Net cash used in investing activities of
 discontinued operations                                (370,880)     (178,312)
---------------------------------------------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                   (417,554)     (252,162)
---------------------------------------------------  ------------  ------------
Cash flows from financing activities of continuing
 operations:
Increase (Decrease) of bank overdraft                   (213,518)      200,375
Increase of notes payable long term                      581,071         2,254
Increase of notes payable related party                  223,572       335,851
Proceeds from issuance of common stock                         -     4,617,550
---------------------------------------------------  ------------  ------------
Net cash provided by financing activities of
 continuing operations                                   591,125     5,156,030
---------------------------------------------------  ------------  ------------
Net cash provided by financing activities of
 continuing operations                                   (84,466)            -
---------------------------------------------------  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                506,659     5,156,030
---------------------------------------------------  ------------  ------------
Net increase (decrease) in cash                         (722,359)      717,880
Cash, beginning of year                                  724,379         6,499
Cash, end of year                                    $     2,020   $   724,379
---------------------------------------------------  ------------  ------------
Supplemental disclosures of cash flow information:
Cash paid during the year for interest               $         -   $   190,000
Common stock issued for acquisition (350,000
 shares)                                                       -   $ 2,031,006
Common stock issued for equipment (7,600 shares)               -   $    60,354
Conversion of loans receivable to equity
 investment                                          $   148,846             -
Investment in Brunswick Ltd. in exchange for
 subsidiary                                          $10,000,000             -
Common stock issued to director in settlement of
 loan                                                $    30,000             -
--------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

UTG Communications International, Inc.
Notes to consolidated Financial Statements


1. Basis of Presentation

The consolidated financial statements include the accounts of UTG Communications International, Inc. ("UTG" or the "Company"), a holding company organized under the laws of the state of Delaware on April 17, 1996, and its subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.


The Company's current line of continuing business is the holding of financial interests in companies in the telecommunication industry with the future intention of holding a majority interest in one or more of these companies. UTG's revenue has historically been generated from long distance telecommunications services provided to retail corporate customers and wholesale customers and, through Music Line, from the production, sale and distribution of music CD's to wholesale and retail customers in Europe.

The company's subsidiaries Starglobal Ltd., Starpoint Cyber Cash AG and United Telecom GmbH are inactive.

The divestitures of Starfon Telecom Services AG "Starfon" (see note 7) and Music Line Group "Music Line" (Music Line AG, JM Sontel, SSC Selected Sound Carrier) (see note 7) were recorded in the second quarter ended September 30, 2001. The divestiture of UTG Communications Belgium NV "UTG Belgium" was recorded in the third quarter ended December 31, 2001 (see note 7). The divestiture of Starpoint Card Sales "Starpoint" was recorded in the fourth quarter ended March 31, 2002 (see note 8) and is included in the financial statements as sale of subsidiary. The financial statements for all periods presented reflect Starfon, Music Line and UTG Belgium as discontinued operations. Begining January 9, 2002, Starpoint has been accounted for as an equity method investment. All of the following notes, unless otherwise indicated, refer to the continuing operations of UTG, which reports as a single business segment.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a history of losses and presently has no cash producing operations. Due to the uncertainty as to whether the Company will be successful in raising capital, the company is unable to determine if its working capital balance at March 31, 2002 will be sufficient to meet its near term operating requirements, which raises substantial doubt about the company's ability to continue as a going concern.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that may be necessary should the company be unable to continue as a going concern. The company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management's plans in regard to these matters are described in note 9.

2. Summary of
   Significant
   Accounting
   Policies

REVENUE  RECOGNITION

UTG records revenue for product sales at the time of delivery to the client. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned.


BAD  DEBT

UTG maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of UTG's customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.


INVENTORY

Inventory consists of equipment to load prepaid phone cards and is stated at the lower of cost or market on a first-in, first-out basis.


PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is provided on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:

          Furniture,  fixtures  and  office  equipment   5-10  years
         Computer equipment and sofware                  5  years

UTG Communications International, Inc.
Notes to consolidated Financial Statements


INCOME  TAXES

The Company utilizes an asset and liability approach for differences in financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns. Deferred tax assets are offset by valuation allowances to the extent their ultimate realization is uncertain.

COMPREHENSIVE  INCOME

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes in stockholders equity except those due to investments by owners. All items included in accumulated other comprehensive income relate to foreign currency translation adjustments.

EQUITY  METHOD  INVESTMENTS

Interests in entities whose results are not consolidated, but over which the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level. Under the equity method of accounting, a subsidiary's accounts are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of the affiliate's operating earnings is included in equity in loss of affiliates in the accompanying consolidated statements of operations. At March 31, 2002, the Company had an investment in City Communications, Ltd. that it accounts for using the equity method of accounting (see Note 8).

UTG Communications International, Inc.
Notes to consolidated Financial Statements


COST  METHOD  INVESTMENTS

Investments that are not considered to be marketable securities and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. The investments are assessed for impairment annually and recorded at the lower of cost and net realizable value. Income is recorded as dividends are received. At March 31, 2002, the Company had an investment in Brunswick International Inc. that it accounts for using the cost method of accounting (see Note 7).


USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

UTG Communications International, Inc.
Notes to consolidated Financial Statements



RECLASSIFICATION

As of March 31, 2002, certain prior year amounts have been reclassified for comparative purposes.


LONG-LIVED  ASSETS

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through March 31, 2002.

STOCK-BASED  COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation", the Company has elected to follow the provisions Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for options issued to employees. Under these provisions, stock compensation related to employees is calculated using the intrinsic value method, and compensation is recorded representing the difference between the option exercise price and the market value of the underlying stock on the date of grant. Options issued to non-employees are recorded as compensation expense at fair value in accordance with SFAS 123 using the Black Scholes Option Pricing Model.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

NEW  ACCOUNTING  PRONOUNCEMENTS


In  April  2001,  the  Company  adopted Financial Accounting Standards
Board Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test the goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method. At March 31, 2001, the net carrying amount of goodwill from prior purchase transactions was $7,870,001, which was being amortized by approximately $984,000 each year. Annual amortization of this amount ceased effective April 1, 2001.

The Company had determined that the classification and useful lives utilized for its other intangible assets, which consisted primarily of customer lists and product license costs, were appropriate and consistent with those identified as of March 31, 2001. As a result of the sale of the company's investment in Music Line in August 2001, Starfon in September 2001 and UTG
Belgium in November 2001 (see notes 8 and 9), there is no goodwill or other intangible assets remaining on the Company's balance sheet as of March 31, 2002.

UTG Communications International, Inc.
Notes to consolidated Financial Statements


In  August  2001,  the Financial Accounting Standard Board issued SFAS
NO. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The company expects to adopt SFAS 144 as of April 1, 2002, the beginning of fiscal 2003, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operation.

3.     Basic  and
       dilutive
       earnings (loss)
       per share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of all options and warrants would have been antidilutive and, therefore, were not considered in the computation of diluted earnings (loss) per share for the years ended March 31, 2002 and 2001.

4.     Property and
       equipment

Major classes of property and equipment are as follows:

          March 31, 2002

          Computer  equipment  and  software            $  34,819

          Less accumulated depreciation                    (7,102)
                                                       -----------
          Property  and  equipment,  net                $  27,717
                                                       ===========

Depreciation expense for the fiscal years ended March 31, 2002 and 2001 amounted to $7,102 and $0, respectively.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

5.     Loans payable

On September 10, 1998 the Company received a loan of $200,000 from Black Sea Investment Ltd. ("Black Sea"), payable September 10, 2003. The loan bears an interest rate of 8% per annum and is payable March 31, of each year.

On September 10, 1998 the Company received a loan of CHF 250,000 (approximately $160,045) from Black Sea, payable September 10, 2003. The loan bears an interest rate of 8% per annum and is payable March 31, of each year.

As consideration for the above loans received from Black Sea, the Company agreed to issue 12,000 three-year warrants to Black Sea. The warrants are exercisable at various exercise prices (see Note 14), and the related debt discount attributable to these warrants is deemed to be immaterial.

On April 17, 2001, the Company received a loan of Swiss Francs 1,000,000 or $594,530 from a Swiss bank, payable June 30, 2004. The loan bears an interest rate of 5.5% per annum and is payable on June 30, of each year. As additional consideration for the above loan, the Company agreed to issue 23,620 warrants to the noteholders. The warrants expire April 17, 2004. The warrants are exercisable at CHF 43 (or $24.50), and the related debt discount attributable to these warrants is deemed to be immaterial.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

6.     Related parties

On July 12, 2002, accounts payable and short-term loans due to related parties were transformed into long term loans, with the terms set out below. As a result, these liabilities have been classified as long-term obligations as of March 31, 2002.

     (a) On July 12, 2002, the Company issued a 5% long term loan payable to the principal shareholder of the Company totaling CHF 369,564 ($223,572) in exchange for amounts payable to the shareholder as of March 31, 2002. The loan and interest are due in full on June 30, 2003.

     (b) On July 12, 2002, the Company issued a 5% long term loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 108,715 ($84,146) in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003.

     (c) On July 12, 2002, the Company issued a 5% long term loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 1,397,686 ($823,764) and $138,203 in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003. Included in this amount is rent payable for the fiscal year 2002 in the amount of $34,440.


The company's office facilities are leased from the principal shareholder (see Note 11). Rental expense amounted to approximately $40,000 for both fiscal years ended March 31, 2002 and 2001. The lease term is for five years. The original lease term expires in March 2004.


Amounts owed to officers and other employees of the Company for bonus and expenses amounted to approximately $243,725 at March 31, 2002, which are included in accounts payable and accrued expenses.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

7.     Discontinued operations

On August 15, 2001, UTG sold its investments in Music Line to Brunswick International Inc. ("Brunswick") in exchange for 19.5% of Brunswick's outstanding shares valued at $10,000,000 and CHF10,000 (approximately $5,800) cash, resulting in a gain on disposal of discontinued operations of $4,850,145. The investment in Brunswick has been recorded under the cost basis method, as the Company does not exercise any significant influence over the financial or operating decisions of Brunswick. As a result of the sale of UTG's investment in Music Line, the Company is no longer in the music business, therefore Music Line has been recorded as a discontinued operation for the fiscal years ended March 31, 2002 and 2001. Brunswick holds various interests in the antenna business for wireless communication in Europe and has a joint venture with a US Tower Company in Europe. Losses from Music Line's operations were $1,119,457 and $1,280,593 for the period ending August 15, 2001 and the fiscal year ending March 31, 2001, respectively and are included in loss from discontinued operations.


On September 22, 2001, UTG sold its 100% subsidiary Starfon Telecom Services ("Starfon") to Delsette Financial Inc., which has interests in the Telecom Industry, for $1,000, resulting in a gain of $3,380,420 on disposal of discontinued operations. Losses from Starfon's operation were $639,181 and $664,088 for the period ending September 22, 2001 and the fiscal year ending March 31, 2001, respectively and are included in loss from discontinued operations.

On November 15, 2001, UTG sold its 100% subsidiary UTG Belgium to Delsette Financial Inc. for $ 1,000, resulting in a loss on disposal of discontinued operations of $623,774. Losses from UTG Belgium's operation were $936,439 and $132,919 for the period ending November 14, 2001 and the fiscal year ending March 31, 2001, respectively and are included in loss from discontinued operations.

In the second quarter of fiscal 2002, the sale of Starfon was initially recorded as a sale of subsidiary and not as a discontinued operation, since the Company was still present in the business of providing private voice, fax and data management telecommunication services "Selling Minutes" by its subsidiary UTG Belgium.

In the quarter ended December 31, 2001, as a result of the sale of UTG Belgium, all companies in the business of Selling Minutes were sold. Therefore, UTG recorded the sales of Starfon and UTG Belgium as discontinued operations for the fiscal years ended March 31, 2002 and 2001.

UTG Communications International, Inc.
Notes to consolidated Financial Statements


8.     Sale  of  subsidiary

On January 9, 2002, UTG sold its 51% interest in Starpoint to City Communications, Ltd. ("City"), for GBP 51,000 (approximately $73,366) in cash, resulting in a gain on sale of $1,880,775. Subsequent to the sale of Starpoint, UTG exchanged loans receivable from Starpoint in the amount of $1,252,515 for 33,333 shares of City valued at $148,846, at which time the number of City's outstanding shares was 133,333, representing 25% of the issued and outstanding shares of City. City raised additional capital subsequent to UTG's investment, increasing its outstanding shares to 273,333 shares, resulting in a dilution of UTG's holding to 8.9% of City's issued and outstanding shares. The exchange of the loan for the investment resulted in a loss of $1,103,669. Due to financial difficulties, UTG did not participate in City's equity offering. UTG intends to increase its equity holding in City, in the event that a successful fundraising by UTG is achieved. The net gain on the transaction was $777,086, including the loss of $1,103,669 on the settlement of the loan receivable. The investment in City Communications is accounted for using the equity method based on the significant influence that can be exercised by UTG through its right to Board of Director representation. UTG's equity in City's losses for the fiscal year ended March 31, 2002 was immaterial.

9.     Going concern

Based upon the company's plan of operation, the Company estimates that existing resources, will not be sufficient to fund the Company's working capital. The Company is currently holding financial interests in companies in the telecommunication industry with the future intention of holding a majority interest in one or more of these companies and anticipates positive cash flows from operations at that time. UTG's management is currently negotiating with potential investors regarding equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operating costs and ultimately terminate operations.

UTG Communications International, Inc.
Notes to consolidated Financial Statements


10.    Income Taxes

As of March 31, 2002, the Company had net operating loss carryforwards totaling approximately $13,066,000, which would result in a deferred tax asset of approximately $4.4 million. The net operating loss carryforwards expire in the years 2011 through 2021. Because of the current uncertainty of realizing the benefits of the tax loss carryforwards, a valuation allowance equal to the deferred tax asset has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. 10. Income Taxes Income tax expense relates to Delaware franchise taxes for the fiscal years 2001 and 2002.

11.    Commitments

The Company leases its facility (for UTG's head office) under an operating lease (see note 6). The agreement requires quarterly rent of $8,610 per quarter. Total rental expense was $160,912 and $160,069 for the fiscal years ended March 31, 2002 and 2001, respectively, which included rent expense for Starpoint Card Sales UK which was sold as of January 9, 2002 (see Note 8). As of March 31, 2002, future minimum lease payments for the continuing operations under the remaining lease agreement as follows (see Note 6):

          2003           $34,440
          2004            34,440
          ----------------------
          Total          $68,880
          ======================

UTG Communications International, Inc.
Notes to consolidated Financial Statements

12.     Dispositions


In the fiscal year ended March 31, 2002, the Company disposed of its majority interests in Music Line, Starfon, and UTG Belgium which have been accounted for as discontinued operations for the fiscal years ended March 31, 2002 and 2001 (see Note 7).

As a result of the Company's sale of Starpoint on January 9, 2002, and resulting equity investment in City as a result of the exchange of a loan due from Starpoint for an investment in City the Company has included the result of operations of Starpoint in the financial statements through the date of disposal and has accounted for the investment subsequent to the date of disposal as an equity method investment (see Note 8). Accordingly, beginning January 9, 2002 the remaining asset on the balance sheet relating to Starpoint is an equity method investment in City. Additionally, beginning January 9, 2002, the Company will record its proportionate share of City's operating losses, which will be included in equity in loss of affiliates in the statement of operations.


Set forth below is Starpoint's condensed balance sheet and statement of operations for the fiscal years ended March 31, 2002 and 2001 for Starpoint:

                                           FOR THE YEAR ENDED
                                           ------------------
                                       MARCH 31, 2002  MARCH 31, 2001
                                      ---------------  --------------
          Current  Assets               $   -           $  1,623,558
          Equity  Investment            $   148,846     $    -
          Long-term  Assets             $   _           $   155,670
          Total  Assets                 $   148,846     $  1,779,228
          Current  Liabilities          $   -           $  2,406,496
          Long-term  Liabilites         $   -           $  1,015,366
          Total  Liabilities            $   -           $  3,421,862
          Total  Stockholders'
             equity                     $   -           $(1,642,634)
          Revenues                      $16,245,640     $11,879,234
          Gross  Profit                 $  1,693,240    $   558,804
          Total  selling  and
             technical  expenses        $   952,719     $        -
          General  and  administrative
             expenses                   $  1,262,763    $  2,470,884
          Other  income  (expense)      $   (27,579)    $     3,669
          Net  loss                     $   549,821     $  1,619,380

UTG Communications International, Inc.
Notes to consolidated Financial Statements

13.     Stockholder's Equity

The Company is authorized to issue 60,000,000 shares of common stock at $0.00001 par value and 10,000,000 preferred shares at $0.01 par value.


During the fiscal year ended March 31, 2001, an investor exercised warrants to purchase 1,486,477 shares of common stock for net proceeds of $4,512,562.


On March 31, 2001, the Company issued 350,000 shares of its common stock valued at $2,031,010 in relation to the acquisition of Music Line .During the year ended March 31, 2001, the Company issued 7,600 shares of its common stock valued $60,354 for the purchase of equipment.

During the year ended March 31, 2001, 13,460 stock options were exercised at an exercise price of $104,988 or $7.80 per share.

During the year ended March 31, 2002, the Company issued 15,000 shares of its common stock valued $30,000, in exchange for a loan from an officer of the Company.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

14.     Stock Warrants

a) As consideration for the loans received from Blacksea, (see Note 5), the Company agreed to issue to Blacksea the following 3 year warrants which will entitle Blacksea to purchase shares of the Company's $0.00001 par value common stock at any time following the effective date of the Company's registration statement under Securities act covering the Warrants.

          3,000  warrants  at  a  strike  price  of  $30
          3,000  warrants  at  a  strike  price  of  $50
          3,000  warrants  at  a  strike  price  of  CHF  45  or  $25.81
          3,000  warrants  at  a  strike  price  of  CHF  75  or  $43.01


As of March 31, 2002 and 2001, the strike price of the warrants exceeded the trading price of the Company's common stock. The related debt discount attributable to the above warrants is deemed to be immaterial.


As  of  March  31,  2002,  none  of  the warrants have been exercised.


b) On March 23, 1998, the Company issued 250,000 shares of restricted common stock (post-reverse split) at a purchase price of $2.00 per share. For each share of restricted common stock purchased, the subscriber received three warrants, each to purchase one share of restricted common stock at $2.00, $3.00 and $4.50, respectively. The warrants will expire five years from the date of issuance. During the years ending March 31, 2000 and 1999, the Company issued an additional 57,743 and 408,036 shares of restricted common stock to the subscriber, which entitled the subscriber to receive an additional three warrants for each restricted common share, each to purchase one share of restricted common stock at $2.00, $3.00 and $4.50, respectively. During the fiscal years ending March 31, 2002 and 2001, 0 and 1,486,477 warrants were exercised. As of March 31, 2002, 426,557 warrants remain, unexercised, at an exercise price of $4.50 and expire on March 31, 2003.

c) On August 22, 1999, in connection with the issuance of 201,341 shares of common stock and the Company's reverse stock split, effective March 23, 1998, the Company issued 1,103,625 common stock purchase warrants at an exercise price of $15.00 per share and an expiration date of August 22, 2003. None of the warrants have been exercised as of March 31, 2002.

UTG Communications International, Inc.
Notes to consolidated Financial Statements


d) On April 17, 2001, in connection with the loan received from investors (see Note 5) the Company issued 23,620 warrants to purchase common stock at exercise price of CHF 43 (or $24.50) and an expiration date of April, 17, 2004. None of the warrants have been exercised as of March 31, 2002.


15.     Stock Options

a) On July 1, 1999, the Company granted options to purchase shares of common stock to four employees. Three options are for 10,000 shares, and one option is for 8,000 shares, all at an exercise price of $5.00. The options vested immediately and expire June 30, 2004.


b) In 1999, the Company granted options to purchase shares of common stock to two outside consultants. Each option was for 25,000 shares at an exercise price of $5.00 per share. The options vested on November 1, 1999 and expire on October 31, 2004.

Stock  options  are  summarized  as  follows:










                                                                  Weighted Average
                                                  Option Price per    Price
                                    Option Shares      Share         per Share
--------------------------------------------------------------------------------

Outstanding at March 31,
 2000                                    208,800   $    1 - 5        $ 4.80
Granted                                  141,000   $   5 - 30        $28.96
Exercised                                (13,460)  $     7.80        $ 7.80
--------------------------------------------------------------------------------

Outstanding at March 31,
 2001                                    336,340   $     1-30        $14.80
Granted                                        -            -           -
Exercised                                      -            -           -
--------------------------------------------------------------------------------
Outstanding at March 31,
 2002                                    336,340   $     1-30        $14.80
================================================================================


UTG Communications International, Inc.
Notes to consolidated Financial Statements


The Company accounts for its stock option transactions under the provision of APB No. 25. The following proforma information is base on estimating the fair value of grants based upon the provisions of FAS No. 123, "Accounting for Stock-Based Compensation". The fair value of each option granted during the period ended March 31, 2001 has been estimated as of the following assumptions: risk free interest rate of 5.5%, life of options of 3-5 years, volatility of 50% and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the period ending March 31, 2001 was $2.26

The Company's proforma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                   YEAR ENDED MARCH 31,
                                           2001

          Net  Loss                   $(6,980,000)
                                     =============
          Net  Loss  per  share       $( 1.37)
                                     =============

The Company had no additional compensation expense under SFAS No. 123 for the fiscal year ended March 31, 2002, as no options were issued or vested in fiscal 2002.

UTG Communications International, Inc.
Notes to consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 22, 2001, UTG dismissed Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants as UTG's principal accountant and on August 13, 2001 engaged BDO International Ltd. ("BDO") as it principal independent accountants to audit the financial statements of the Company for the year ended March 31, 2002.

The report of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants on UTG's financial statements for the years ended March 31, 2000 and 2001 contained an explanatory paragraph with respect to the Company's ability to continue as a going concern.

The decision to change accountants was approved by UTG's Board of Directors.

During the years ended March 31, 2001 and 2000, there were no disagreement with Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements if not resolved to the satisfaction of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the two most recent fiscal years and the subsequent interim period prior to engaging BDO, neither Registrant nor anyone on its behalf consulted with BDO regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's financial statements, and neither a written report nor oral advice was provided to Registrant by BDO that was an important factor considered by Registrant in reaching a decision as to any accounting, auditing or financial reporting issue.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers, directors and significant employees of the Company on March 31, 2002 were as follows:

NAME                     AGE                 POSITION
---------------------    ---      ---------------------------------------------


Ueli Ernst               55       Chairman of the Board, Chief
                                  Executive Officer and Director

Ueli Ernst has served as a director and Chief Executive Officer of UTG since January 3, 1998. He has 28 years of experience in international business development in various industries primarily in management consulting, financial advisory services and rendering advice to new growth business ventures. He was Chairman of Swissray International Inc, a reporting company which was then listed on the NASDAQ Small Cap Market, from May 1995 through March 1997. Mr. Ernst received his Masters of Business Administration degree in 1973 from the University of Zurich.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation awarded to, earned by or paid to Klaus Brenner, Andreas Popovici, Udo Caspers, Peter Holmes, Steve Bryant and Ueli Ernst who served as the Company's chief executive officer during the fiscal year ended March 31, 2002 and each other highly compensated executive officers and all executive officers of subsidiaries who assist in making policy for UTG. In certain cases, dollar amounts are approximated based on foreign currency translations.

                                                    SUMMARY COMPENSATION TABLE


                                                   Annual Compensation          Long-term Compensation          Awards
                                                  --------------------          -----------------------        --------
                                                                                              Securities Stock
Name and Position             Fiscal year       Salary     Bonus   Other annual    Restricted     Award(s)        LTIP
                                              ----------           -------------
                            ended March 31,      ($)        ($)         ($)       Compensation  Options/SARs   Underlying($)
-----------------------------------------------------------------------------------------------------------------------------


Ernst, Ueli                            2002     120,000         -            -             -              -           -
Chairman of the board                  2001      90,000         -            -             -         10,000           -
Chief executive Officer
(1) (2) (3)                            2000         -           -            -             -              -

Brenner, Klaus                         2002     24,000          -            -             -              -           -
Treasurer and Secretary
(1)                                    2001     22,500          -            -             -         10,000
                                       2000          -          -            -             -              -           -






Popovici, Andreas                      2002      50,000 (5)     -            -             -              -           -
Vice President of Starfon              2001     111,000         -            -             -              -           -
                                       2000     115,000         -            -             -              -           -

Caspers, Udo                           2002      43,500 (4)     -            -             -              -           -
Finance and Controller                 2001      88,000         -            -             -          9,000           -
                                       2000       7,000         -            -             -              -           -

Holmes, Peter                          2002      78,000 (6)     -            -             -              -           -
Managing Director of
 Starpoint Card Sales                  2001      78,000         -            -             -         10,000           -
                                       2000      67,200         -            -             -         10,000           -

Bryant, Steve                          2002           - (7)     -            -             -              -           -
Managing Director of
 Starglobal                            2001      40,500         -            -             -              -           -
                                       2000      57,600         -            -             -          8,000           -


                               Payouts
                           -----------------
Name and Position          All other Payouts

                            Compensation ($)


Ernst, Ueli                                -
Chairman of the board                      -
Chief executive Officer
                                           -

Brenner, Klaus                             -
Treasurer and Secretary
                                           -
                                           -

Popovici, Andreas                          -
Vice President of Starfon                  -
                                           -

Caspers, Udo                               -
Finance and Controller                     -
                                           -

Holmes, Peter                              -
Managing Director of
 Starpoint Card Sales                      -
                                           -

Bryant, Steve                              -
Managing Director of
 Starglobal                                -
                                           -


(1) Mr. Ernst was appointed Chairman of the Board and Chief Executive Officer on January 3, 1998 and Mr. Brenner as Treasurer and Secretary on January 3, 1998. Neither Mr. Ernst nor Mr. Brenner have received any compensation for their services in this capacity during the fiscal years ended March 31, 2000, 1999 or 1998.

(2) Interfinance Investment Co. Ltd., a company controlled by Mr. Ernst earned $39,482.16 in commissions related to the sale of 658,036 shares of common stock and warrants to an investor during the fiscal years ended March 31, 1998 and March 31, 1999 and was issued an aggregate of 144,000 shares of common stock and 92,308 options to purchase common stock of the Company in connection with various financings. These options expired as of March 31, 1999. Mr. Ernst received 2,000,000 shares of UTG common stock in consideration for 51% of the outstanding shares of MusicLines, A.G. He also received certain accounts receivables of UTG.

(3) Does not include amounts paid as rent to a company controlled by Mr. Ernst.

(4) Mr. Caspers served from February 21, 2000 until September 30, 2001.

(5) Mr. A. Popovici served from August 1996 until August 2001.

(6) Mr. P. Holmes served from August 1998 until January 2002.

(7) Mr. S. Bryant served from August 1996 until January 2001.


The following table sets forth all grants of options to purchase common stock to the executive officers named in the Summary Compensation Table for the fiscal year ended March 31, 2001.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)



During fiscal year 2002, no options were issued.




               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES



Name     Shares Acquired on     Value Realized     Number of Unexercised     Value of Unexercised
(a)           Exercise                ($)          Securities Underlying     in-the money Options/
                 (#)                  (c)        Options/SARs at FY-End (#)   SARs at FY-End (#)
                 (b)                                   Exercisable /              Exercisable /
                                                       Unexercisable              Unexercisable
                                                            (d)                        (e)

Ernst, Ueli         -                   -                  10,000                      59,300

Brenner, Klaus      -                   -                  10,000                      59,300

Holmes, Peter       -                   -                  10,000                      59,300

Bryant, Steve       -                   -                   8,000                      23,440


COMPENSATION OF DIRECTORS

The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. See "Item 10 -- Executive Compensation" for a description of any additional compensation paid to Messrs. Ernst.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 1, 2002, certain information concerning beneficial ownership of the Company's Common Stock by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under Item 10 above and (iv) all current executive officers and directors of the Company as a group.

NAME AND ADDRESS              NUMBER OF SHARES      % OF COMMON STOCK (1)
BENEFICIALLY OWNED


Ueli Ernst                          2,223,853          39.03%
C/o UTG Communications
International Inc.
Limmattalstr. 10,
8954 Geroldswil, Switzerland


Medfield Investments S.A              852,912          14.97%
Sonnenbergweg 12
5698 Stetten, Switzerland


Peter Holmes                            2,800           0.05%
C/o UTG Communications
International Inc.
Limmattalstr. 10
8954 Geroldswil


All Officers and
 Directors as a group              2,226,653          39.08%
 (2 persons)

(1) Based on 5,697,759 shares of Common Stock outstanding.



ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

In connection with the arrangement of a loan in the amount of $371,250 to the Company by Blacksea Investment, an unrelated party to the Company and its affiliates, Interfinance Investment Co. Ltd. a company controlled by Ueli Ernst, UTG`s Chairman and Chief Executive Officer, received a commission in the amount of $18,562.50, which has not been paid yet. The Company believes that such commission was as fair to the Company from a financial point of view as could have been obtained from an unaffiliated third party. The amount is included in the accounts payable to Interfinance that were exchanged into a long term loan (see Note 6).

The Company leases its principal executive offices from a company where Mr. Ernst, the Company's Chairman and Chief Executive Officer is a member of the Board of Directors, for CHF 5,000 (approximately $3,250) per month. The Company considers such rent to be at arm's length.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

See Index to Exhibits on page 47-50.

(b)   Reports on Form 8-K

On August 17, 2001, UTG filed a report on Form 8-K, listing Item 4(a) change in registrants Certifying Accountant.

On September 7, 2001, UTG filed a report on Form 8-K, listing Item 4(a), change in Registrants Certifying Accountant.

On October 16, 2001, UTG filed a report on Form 8-K, listing Item 2, Acquisition or Disposition of Assets.

On February 21, 2002, UTG filed a report on Form 8-K, listing Item 2, Acquisitions or Disposition of Assets.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        UTG COMMUNICATIONS INTERNATIONAL, INC.

                        By: /s/ Ueli Ernst
                         ----------------------------------
                        Ulrich Ernst, Chairman of the Board
                        & Chief Executive Officer

                        Date: July 15, 2002

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

(7) Filed with the Commission as an exhibit to the Company's Form 10-QSB for period ended September 30, 1997.

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

(18) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 2000.

(19) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 2000.

(20) Filed with the Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 2001.

(21) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 2001.

(22) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 31, 2001.

(23) Filed with the Commission as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 2001.

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

10.13 Promissory Note in the principal amount of $990,000 dated August 15, 1996 by Interfinance Inv. Co. Ltd, in favor of the Registrant (2)

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

10.42     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999

10.43     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999

10.44     Warrant issued to Blacksea Investment Ltd., dated August 13, 1999

10.45     Form of Warrant issued to stockholders of record on March 23, 1998

10.47 5,5% Note issued to stockholders of record on April 17, 2001 due June 30, 2004

10.48 5,5% Note issued to stockholders of record on April 17, 2001 due June 30, 2004

10.49 5,5% Note issued to stockholders of record on April 17, 2001 due June 30, 2004

10.49     Form of Warrant issued to stockholders of record on April 17, 2001

10.50     Form of Warrant issued to stockholders of record on April 17, 2001

10.51     Form of Warrant issued to stockholders of record on April 17, 2001

21.1      List of Subsidiaries

23.1      Consent of Merdinger, Fruchter, Rosen & Corso, P.C.

23.2      Consent of BDO International Ltd.

99        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanef - Oxley Act of 2002-
Ueli Ernst