Form 10QSB
period 2002-06-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2002-08-28
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                          FILING DATE: AUGUST 27, 2002
                            PERIOD END: JUNE 30, 2002


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


                                For the quarterly
                           period ended  June 30, 2002

                        Commission File Number 333-08305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                                   13-3895294
              --------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation  or  organization)

Limmattalstr.  10,  Geroldswil  Switzerland                    8954
----------------------------------------                       ----
(Address  of  principal  executive  offices)                 (Zip  Code)

                               (011)  411  749  31  03
                               -----------------------
              (Registrant's  telephone  number,  including  area  code)

Check  whether  the  registrant  (1)  filed  all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |_|  No  |X|
As of August 22, 2002, there were 5,697,759 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  |_|  No  |X|

            UTG COMMUNICATIONS INTERNATIONAL, INC.  AND SUBSIDIARIES



                                      INDEX

PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT JUNE 30, 2002 (UNAUDITED)                  4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)                                 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE THREE
MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)                          6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)                                 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                   8


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            15



PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                 21

Item 6 Exhibits and Reports on Form 8-K                                  21


Signatures                                                               21

            UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002
                                    UNAUDITED
                                    ---------






June 30,                                                                                             2002
----------------------------------------------------------------------------------------------------------
Assets

Current:
  Cash                                                                                       $        384
  Inventory                                                                                       140,160
  Other receivables                                                                               369,175
----------------------------------------------------------------------------------------------------------
       Total current assets                                                                       509,719
----------------------------------------------------------------------------------------------------------
Investments                                                                                    10,141,662
Property and equipment                                                                             25,967
Other assets                                                                                        6,719
----------------------------------------------------------------------------------------------------------
       Total assets                                                                          $ 10,684,067
----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                                      $    447,202
  Due to related parties                                                                        1,321,011
  Deferred revenue                                                                                  4,203
----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                1,772,417
----------------------------------------------------------------------------------------------------------
Loans payable                                                                                     905,248
----------------------------------------------------------------------------------------------------------
       Total liabilities                                                                        2,677,665
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; none issued and outstanding                                                             -
  Common stock, $0.00001 par value; authorized 60,000,000
    shares; 5,720,836 shares issued                                                                    57
  Additional paid-in capital - common stock                                                    21,112,392
  Accumulated deficit                                                                         (13,181,104)
  Accumulated other comprehensive income                                                          375,057
----------------------------------------------------------------------------------------------------------
                                                                                                8,306,402
  Less: Treasury stock (23,077 common shares) - at cost                                           300,000
----------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                               8,006,402
----------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                            $ 10,684,067
----------------------------------------------------------------------------------------------------------

    See accompanying notes to unaudited consolidated financial statements.

            UTG COMMUNICATIONS INTERNATIONAL, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                                    ---------




Three months ended June 30,                                2002             2001
---------------------------------------------------------------------------------
Net sales                                               $        -   $ 3,719,664
Cost of sales                                                    -     3,234,434
---------------------------------------------------------------------------------
Gross profit                                                     -       485,230
---------------------------------------------------------------------------------
General and administrative expenses
  Management and consulting fees                                 -        30,268
  Salaries                                                  18,816       529,347
  Bad debt expenses                                              -       142,185
  Depreciation and amortization                              5,113        38,718
  Professional fees                                         19,509       108,464
  Other operating expenses                                  23,323       191,093
---------------------------------------------------------------------------------
   Total general and administrative expenses                66,761     1,040,075
---------------------------------------------------------------------------------
Loss from operations                                       (66,761)     (554,845)
---------------------------------------------------------------------------------
Other Income (expenses)
   Interest expense                                        (34,305)       (1,913)
   Gain (loss) from foreign currency                           148       (80,415)
   Equity in loss of affiliate                             (13,421)            -
---------------------------------------------------------------------------------
    Total other expenses                                   (47,579)     (137,380)
---------------------------------------------------------------------------------
Loss from continuing operations                           (114,340)     (637,173)
---------------------------------------------------------------------------------
Loss from discontinued operations                                -      (555,660)
---------------------------------------------------------------------------------
Net loss                                                $ (114,340)  $(1,192,833)
---------------------------------------------------------------------------------
Loss per common share - basic and diluted
From continuing operations                              $    (0.02)  $     (0.11)
From discontinued operations                            $        -   $     (0.10)
---------------------------------------------------------------------------------
Loss per common share - basic and diluted               $    (0.02)  $     (0.21)
---------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding:
      Basic and diluted                                  5,697,759     5,705,836
---------------------------------------------------------------------------------

        See accompanying notes to unaudited consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                    UNAUDITED





Three months ended June 30,                                  2002         2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net loss                                                $(114,340)  $(1,192,833)
--------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                    (1,494)     (338,812)
--------------------------------------------------------------------------------

Comprehensive Loss                                      $(115,834)  $(1,531,645)
--------------------------------------------------------------------------------

See  accompanying  notes  to  unaudited  consolidated  financial  statement

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------




Three months ended June 30,                                                                                2002        2001
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities of continuing operations:
  Net loss from continuing operations                                                                 $(114,340)  $(692,225)
  Adjustments to reconcile net loss to net cash
   used in operating activities of continuing operations:
  Bad debt expenses                                                                                           -     142,185
  Depreciation and amortization                                                                           5,113      38,718
  Equity in loss of affiliate                                                                            13,421
  Changes in assets and liabilities:
   Decrease (increase) in:
   Accounts receivable                                                                                        -    (177,458)
   Other assets                                                                                            (773)          -
   Other receivables                                                                                          -        (389)
   Increase in:
   Accounts payable and accrued expenses                                                                103,288     321,103
   Deferred revenue                                                                                       3,312           -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities of continuing operations                             10,021    (368,066)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities of discontinued operations                                              -    (154,511)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used in) operating activities                                                         10,021    (522,577)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities of continuing operations:
   Capital expenditures                                                                                       -     (62,779)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities of continuing operations                                                -     (62,779)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities of discontinued operations                                              -    (185,224)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                         -    (248,003)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities of continuing operations:
   Decrease in bank overdraft                                                                                 -        (262)
   Increase in loans payable                                                                                  -     557,413
Net cash provided by financing activities of continuing operations                                            -     557,151
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities of discontinued operations                                          -      63,910
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                     -     621,061
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Effects of Exchange Rate Changes of Cash                                                                (11,657)      6,242
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                                     (1,636)   (143,277)
Cash, beginning of the period                                                                             2,020     724,379
----------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                                   $     384   $ 581,102
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                            $       -   $  55,578
----------------------------------------------------------------------------------------------------------------------------
  Cash paid during the period for taxes                                                                       -           -
----------------------------------------------------------------------------------------------------  ----------  ----------

See  notes  to  unaudited  consolidated  financial  statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                    ---------

1.  Basis of             The unaudited consolidated financial statements include
    presentation and     the  accounts of UTG Communications International, Inc.
    business             ("UTG" or the "Company"), a company organized under the
                         laws of the state of Delaware on April 17, 1996, and its subsidiaries.

                         The Company's current line of continuing business is the holding of financial interests in companies in the telecommunication industry with the future intention of holding a majority interest in one or more of these companies. UTG and subsidiaries revenue has historically been generated from long distance telecommunications services provided to retail corporate customers and wholesale customers and from the production, sale and distribution of music CD's to wholesale and retail customers in Europe. The company's remaining subsidiaries Starglobal Ltd., Starpoint Cyber Cash AG and United Telecom GmbH are inactive.

                         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited finacial statements and related notes thereto for the fiscal year ended March 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

                         The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a history of losses and presently has no cash producing operations. Due to the uncertainty as to whether the Company will be successful in raising capital, the Company is unable to determine if it will be able to meet its near term operating requirements, which raises substantial doubt about the company's ability to continue as a going concern.

                         The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that may be necessary should the company be unable to continue as a going concern. The company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management's plans in regard to these matters are described in note 5.


2.  Recently Issued      In August 2001, the Financial Accounting Standard Board
    accounting           ("FASB")  issued  SFAS  NO.  144,  Accounting  for  the
    Standards            Impairment  or  Disposal  of  Long  Lived Assets ("SFAS
                         144"), which addresses financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The company adopted SFAS 144 as of April 1, 2002, the adoption of the Statement has had no significant impact on the Company's financial position and results of operation

                         In  July  2002,  FASB  issued  Statement  of  Financial
                         Accounting  Standards  No.  146,  Accounting  for Costs
                         Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
                         (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

3.  Basic and            Basic  loss  per  share  includes  no  dilution  and is
    dilutive loss        computed  by  dividing  the  loss  available  to common
    per share            stockholders  by  the  weighted  average  number  of
                         outstanding common shares during the period. Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of all options and warrants would have been antidilutive and, therefore, were not considered in the computation of diluted loss per share for the three months ended June 30, 2002 and 2001.

4.  Investments          As  of June 30, 2002 and 2001, the Company had minority
                         investments  in  the  following  companies:


                         Company            Ownership       Accounting   Balance  at  June  30
                                                              Method        2002        2001

                         Brunswick
                         (see  Note  7)     19.5%               Cost     $10,000,000      -

                         City  Commu-        8.9%               Equity       148,846      -
                         nications
                         (see  Note  8)
                         Equity  in  losses  for  period                     (13,421)     -
                         Effect  of  Foreign  Currency                         6,237      -
                         Ending  Balance                                     141,662      -

                         Total  Investments                              $10,141,662      -


5.     Going concern     Based upon the Company's plan of operation, the Company
                         estimates that existing resources will not be sufficient to fund the Company's working capital. The
                         Company is currently holding financial interests in companies in the telecommunication industry with the future intention of holding a majority interest in one or more of these companies and anticipates positive cash flows from operations at that time. UTG's management is currently negotiating with potential investors regarding equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operating costs and ultimately terminate operations.

6.  Related Parties      On  July  12,  2002,  accounts  payable  due to related
                         parties were transformed into loans, with the terms set out below. These liabilities have been classified as short-term obligations as of June 30, 2002.

                         (a) On July 12, 2002, the Company issued a 5% long term loan payable to the principal shareholder of the Company totaling CHF 369,564 ($247,741) in exchange for amounts payable to the shareholder as of March 31, 2002. The loan and interest are due in full on June 30, 2003.

                         (b) On July 12, 2002, the Company issued a 5% long term loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 108,715 ($85,168) in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003.

                         On July 12, 2002, the Company Company issued a 5% long term loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 1,397,686 ($847,822) and $140,276 in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003. Included in this amount is rent payable for the fiscal year 2002 in the amount of $34,440. $10,908 for rent for the three months ended June 30, 2002 are included in accounts payables and accrued expenses.

7.  Discontinued         On  August  15, 2001, UTG sold its investments in Music
    operations           Line  to  Brunswick International Inc. ("Brunswick") in
                         exchange for 19.5% of Brunswick's outstanding shares valued at $10,000,000 and CHF10,000 (approximately
                         $5,800) cash, resulting in a gain on disposal of discontinued operations of $4,850,145, which was recorded in the second quarter of fiscal 2002. The investment in Brunswick has been recorded under the cost basis method, as the Company does not exercise any significant influence over the financial or operating decisions of Brunswick. As a result of the sale of UTG's investment in Music Line, the Company is no longer in the music business, therefore Music Line has been recorded as a discontinued operation for the period ended June 30, 2001. Brunswick holds various interests in the antenna business for wireless communication in Europe and has a joint venture with a US Tower Company in Europe. Losses from Music Line's operations was $258,935 for the three month ended June
                         30, 2001 and is included in loss from discontinued operations.

                         On September 22, 2001, UTG sold its 100% subsidiary Starfon Telecom Services ("Starfon") to Delsette
                         Financial Inc., which has interests in the Telecom Industry, for $1,000, resulting in a gain of $3,380,420 on disposal of discontinued operations which was recorded in the second quarter of fiscal 2002. Losses from Starfon's operation was $224,334 for the three month ended June 30, 2001, and is included in loss from discontinued operations.

                         On November 15, 2001, UTG sold its 100% subsidiary UTG Belgium to Delsette Financial Inc. for $ 1,000, resulting in a loss on disposal of discontinued operations of $623,774, which was recorded in the third quarter of fiscal 2002. Losses from UTG Belgium's operation was $72,391 for the three month ended June 30, 2001, and is included in loss from discontinued operations.

                         In the second quarter of fiscal 2002, the sale of Starfon was initially recorded as a sale of subsidiary and not as a discontinued operation, since the Company was still present in the business of providing private voice, fax and data management telecommunication services "Selling Minutes" by its subsidiary UTG Belgium.

                         In the quarter ended December 31, 2001, as a result of the sale of UTG Belgium, all companies in the business of Selling Minutes were sold. Therefore, UTG has reflected the operations and dispositions of Starfon and UTG Belgium as discontinued operations for the period ended June 30, 2001.

8.  Sale of              On  January  9,  2002,  UTG  sold  its  51% interest in
    subsidiary           Starpoint  to  City  Communications, Ltd. ("City"), for
                         GBP 51,000 (approximately $73,366) in cash, resulting in a gain on sale of $1,880,775, which was recorded in the forth quarter of fiscal 2002. Subsequent to the sale of Starpoint, UTG exchanged loans receivable from Starpoint in the amount of $1,252,515 for 33,333 shares of City valued at $148,846, at which time the number of City's outstanding shares was 133,333, representing 25% of the issued and outstanding shares of City. City raised additional capital subsequent to UTG's investment, increasing its outstanding shares to 273,333 shares, resulting in a dilution of UTG's holding to 8.9% of City's issued and outstanding shares. The exchange of the loan for the investment resulted in a loss of $1,103,669, which was recorded in the forth quarter of fiscal 2002. Due to financial difficulties, UTG did not participate in City's equity offering. UTG intends to increase its equity holding in City in the event that a successful fundraising by UTG is achieved. The investment in City Communications is accounted for using the equity method based on the significant influence that can be exercised by UTG through its right to Board of Director representation.
                         UTG's equity in City's losses for the three months ended June 30, 2002 was $13,421.


9.  Commitments          The  Company  leases its facility for UTG's head office
                         under an operating lease. The agreement requires quarterly rent of $8,610 per quarter. Total rental expense was $10'907 and $38,386 for the three months ended June 30, 2002 and 2001, respectively. Prior year's rent expense included rent expense for Starpoint
                         Card Sales UK which was sold as of January 9, 2002 (see
                         Note 8). As of June 30, 2002, future minimum lease payments for the continuing operations under the remaining lease agreement as follows:

                         Remainder  of  fiscal  2003  $25,830
                         2004                          34,440
                         ------------------------------------
                         Total                        $60,270
                         ====================================

10.  Dispositions        In  fiscal  2002,  the Company disposed of its majority
                         interests in Music Line, Starfon, and UTG Belgium which have been accounted for as discontinued operations for the periods ended June 30, 2001 (see Note 7).

                         As a result of the Company's sale of Starpoint on January 9, 2002, and resulting equity investment in City as a result of the exchange of a loan due from Starpoint for an investment in City, the Company has included the result of operations of Starpoint in the financial statements through the date of disposal and has accounted for the investment subsequent to the date of disposal as an equity method investment (see Note
                         8). Accordingly, beginning January 9, 2002, the remaining asset on the balance sheet relating to Starpoint is an equity method investment in City.
                         Additionally, beginning January 9, 2002, the Company has recorded its proportionate share of City's operating losses, which will be included in equity in loss of affiliate in the statement of operations.

                         Set forth below is Starpoint's condensed balance sheet and statement of operations for the three months ended June 30, 2002 and 2001 for Starpoint:



                                               June  30, 2002      June 30, 2001
                                               --------------      -------------

                         Current  Assets       $  -                $  1,658,266
                         Equity  Investment    $  141,662          $  -
                         Long-term  Assets     $  -                $    127,184
                         Total  Assets         $  141,662          $  1,785,450
                         Current  Liabilities  $  -                $  2,732,213
                         Long-term  Liabilites $  -                $  1,009,197
                         Total  Liabilities    $  -                $  3,741,410
                         Total  Stockholders'
                             equity            $  -                $ (1,955,960)

                                                  For the three months ended
                                               June  30, 2002      June 30, 2001
                                               --------------      -------------

                         Revenues              $  -                $  3,719,664
                         Gross  Profit         $  -                $    487,485
                         General  and  admini-
                         strative  expenses    $  -                $    804,557
                         Equity  in  loss  of
                             affiliate         $  13,421           $          -
                         Net  loss             $  13,421-          $    317,072

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


CRITICAL  ACCOUNTING  POLICIES

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

Equity  Method  Investments
Interests in entities whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company has the ability to exercise significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level. Under the equity method of accounting, an investee's results are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of the affiliate's results of operations is included in equity in loss of affiliates in the accompanying consolidated statements of operations. At June 30, 2002, the Company had an investment in City Communications, Ltd. that it accounts for using the equity method of accounting.


Cost  Method  Investments

Investments that are not considered to be marketable securities and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. Dividend income is recorded when received from the investee. The investments are assessed for impairment annually and recorded at the lower of cost and net realizable value. At June 30, 2002, the Company had an investment in Brunswick International Inc. that it accounts for using the cost method of accounting.


Subsidiaries

As  of  June  30,  2002,  UTG  had  the  following  subsidiaries:

A.  United  Telecom  GmbH,  an  inactive  Swiss  corporation, 100% owned by UTG.

B. Telelines International SA ("Telelines"), a Panamanian holding company owned 100% by UTG. Telelines has a subsidiary, StarGlobal Ltd., an inactive Jersey, Channel Islands corporation owned 100% by Telelines.

C. Starpoint Cyber Cash AG, a Swiss corporation owned 100% by UTG, an inactive company which was incorporated as of October 22, 2001.

Financial  Condition

As of June 30, 2002, the Company had two loans, totaling $367,975 outstanding. The loans bear an interest rate of 8% and are payable in full September 10, 2004. As consideration for the above loans received, the Company agreed to issue 12,000 three-year warrants to Black Sea. The warrants are exercisable at various exercise prices. The related debt discount attributable to these warrants is deemed to be immaterial.

Furthermore, the company issued three notes, for a total of CHF 1,000,000 (approximately $573,273), to three Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $25) per share. All of such warrants expire on June 30, 2004. The related debt discount attributable to these warrants is deemed to be immaterial.

At June 30, 2002, UTG had a working capital deficit of $1,262,698 and an accumulated deficit of $13,181,104, as compared to a working capital deficit and accumulated deficit of $6,435,639 and $18,631,929, respectively, at June 30, 2001. This decrease is a result of the disposition of certain subsidiaries.

Accounts payable and accrued expenses amounted to $447,202 at June 30, 2002, compared to $343,914 at March 31, 2002, an increase of $103,288 or 30%. This increase is the result of unpaid operational expenses in the first quarter of fiscal 2003.

UTG estimates that existing resources, together with funds generated from operations will not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back operating costs and ultimately terminate operations.

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

RESULTS  OF  OPERATIONS

The  quarter  ended  June 30, 2002 compared to the quarter ended June 30,
2001

The sale of UTG's subsidiaries Music Line, Starfon and UTG Belgium are recorded as discontinued operations in both periods. Therefore, the results from operations for these entities are not included in the analysis below. Starpoint was not recorded as discontinued operation but as a sale (in January 2002) of a subsidiary in which an equity investment was retained. Therefore the results of operations for the three months ended June 30, 2001 contain Starpoint's results from operations for that period with no comparable amount in 2002.


Sales

During the quarter ended June 30, 2002, the Company recorded net sales of $0, compared to $3,719,664 during the year ended June 30, 2001 a decrease of $3,719,664 or 100%. The figures for the quarter ended June 30, 2002 represent the fact that UTG did not have operating subsidiaries during the current quarter.

Cost  of  sales

Cost of sales were $0 for the quarter June 30, 2002 and $3,234,434 for the relevant quarter in 2001, a change of $3,234,434 or 100%. The figures for the quarter ended June 30, 2002 represent the fact that UTG did not have operating subsidiaries during the current quarter.

General  and  Administrative  Expenses

General and administrative expenses were $66,761 for the quarter ended June 30, 2002 and $1,040,075 for the quarter ended June 30, 2001, a decrease of $973,314 or 93.6%. This decrease is primarily due to the fact that Starpoint's results of operations is included in the three months ended June 30, 2001 but not in the three months ended June 2002 since Starpoint was sold in the 4th quarter of fiscal 2002. Furthermore, the decrease in salaries relates to the fact that fewer people work for UTG. Also, all other expenses included in General and Administrative Expenses decreased due to the reduced operations of the Company.


Other  Expenses

Other expenses for the three-months ended June 30, 2002 was $47,579 compared to $137,380 for the three month ended June 30, 2001. The decrease is a result in smaller exchange losses in the current period.


Net  Loss

The Company's loss from continuing operations for the quarter ended June 30, 2002 was $114,340 or $0.02 per share, as compared to $692,225or $0.12 per share for the quarter ended June 30, 2001, a decrease of $577,885 or 83.5%. This decrease is primarily a result of the sale of Starpoint.

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

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note  5  to  the  accompanying  financial  statements.

During the three months ended June 30, 2002, the total cash provided in continuing operations was $10,021 driven primarily by the increase in accounts payables, offset partially by the net loss.

As of June 30, 2002, the company had current assets of $509,719, including cash of $384 and working capital deficit of $1,262,698. Management believes that with its existing cash position, together with funds generated from operations may not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back operating costs and ultimately terminate operations.

The Company has future contractual payments primarily related to debt and operating leases from 2003 to 2004. The Company's future commitments under the loan agreements total $1,321,011 at June 30, 2003. The Company also has future minimum rental commitments under a non-cancelable operating lease of $68,880 at June 30, 2002. The lease agreement expires as of March 31, 2004. The Company expects to make payments of $34,440 under its non-cancelable operating lease agreement in during the next 12 months.


RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this standard to have a material impact on its financial statements.


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

                           PART II - OTHER INFORMATION

ITEM  1.  Legal  Proceedings

The  Company  is  not  party  to  claims  or  lawsuits.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
        n/a

(b)     Reports  on  Form  8-K
        n/a

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     UTG COMMUNICATIONS INTERNATIONAL, INC.



Date:  August  27,  2002          By:  /s/  Ueli  Ernst
                                       -----------------------------------

                                       Ueli  Ernst,  Chairman  and  CEO
                                       (Principal  Executive  Officer)