Form 10QSB
period 2002-09-30
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2002-11-14
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: NOVEMBER 14, 2002
                         PERIOD END: SEPTEMBER 30, 2002


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


                                For the quarterly
                         period ended September 30, 2002

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

Check whether the registrant (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|
As of September 30, there were 5,697,759 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

            UTG COMMUNICATIONS INTERNATIONAL, INC.  AND SUBSIDIARIES



                                      INDEX


PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2002 (UNAUDITED)                4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)                               5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE THREE AND SIX
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)                        6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)                               7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                      8


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              15


Item 3 - CONROLS AND PROCEDURES                                            20


PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                   20

Item 6 Exhibits and Reports on Form 8-K                                    20


Signatures                                                                 21

            UTG COMMUNICATIONS INTERNATIONAL, INC.  AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002
                                    UNAUDITED
                                    ---------


----------------------------------------------------------  -------------
Assets
Current:
  Cash                                                      $        839
  Inventory                                                      137,502
  Other receivables                                              375,882
----------------------------------------------------------  -------------
      Total current assets                                       514,223
----------------------------------------------------------  -------------
Investments                                                   10,135,360
Property and equipment                                            24,217
----------------------------------------------------------  -------------
      Total assets                                          $ 10,673,800
==========================================================  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                     $    524,375
  Due to related parties                                       1,405,007
  Loans payable (short term)                                     333,985
----------------------------------------------------------  -------------
      Total current liabilities                                2,263,367
----------------------------------------------------------  -------------
Loans payable                                                   571,2638
----------------------------------------------------------  -------------
      Total liabilities                                        2,834,630
----------------------------------------------------------  -------------

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; none issued and outstanding                            -
  Common stock, $0.00001 par value; authorized 60,000,000
    shares; 5,720,836 shares issued                                   57
  Additional paid-in capital - common stock                   21,112,392
  Accumulated deficit                                        (13,353,839)
  Cumulative foreign currency translation adjustment             380,560
----------------------------------------------------------  -------------
                                                               8,139,170
  Less: Treasury stock (23,077 common shares) - at cost          300,000
----------------------------------------------------------  -------------
      Total stockholders' equity                               7,839,170
----------------------------------------------------------  -------------
      Total liabilities and stockholders' equity            $ 10,673,800
==========================================================  =============

          See accompanying notes to unaudited consolidated financial statements.

                        UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               UNAUDITED
                                               ---------


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                        (UNAUDITED)                (UNAUDITED)
------------------------------------------------  -------------------------  -------------------------
                                                     2002          2001         2002          2001
------------------------------------------------  -----------  ------------  -----------  ------------

Net sales                                         $        -   $ 5,190,891   $        -   $ 8,910,555
Cost of sales                                              -     4,631,753            -     7,866,187
------------------------------------------------  -----------  ------------  -----------  ------------
Gross profit                                               -       559,138            -     1,044,368
------------------------------------------------  -----------  ------------  -----------  ------------
General and administrative expenses
  Management and consulting fees                           -        11,836            -        42,104
  Salaries                                            41,184       425,180       60,000       954,527
  Bad debt expenses                                        -       (53,094)           -        89,091
  Depreciation and amortization                        5,665       128,797       10,778       167,515
  Professional fees                                   66,207       125,429       85,718       233,893
  Other operating expenses                            15,961       189,501       39,284       380,594
------------------------------------------------  -----------  ------------  -----------  ------------
      Total general and administrative expenses      129,017       827,649      195,780     1,867,724
------------------------------------------------  -----------  ------------  -----------  ------------
Loss from operations                                (129,017)     (268,511)    (195,780)     (823,356)
------------------------------------------------  -----------  ------------  -----------  ------------
Other income (expenses)
  Interest income (expense)                          (38,498)          324      (72,803)       (1,589)
    Gain (loss) from foreign currency                      -       (49,866)         148      (130,281)
    Equity in income(loss) of affiliate                  781             -      (12,640)            -
    Other income                                      10,000             -       10,000             -
------------------------------------------------  -----------  ------------  -----------  ------------
      Total other expenses                           (27,717)      (49,542)     (75,295)     (131,870)
------------------------------------------------  -----------  ------------  -----------  ------------
Loss before income taxes                            (156,734)     (318,053)    (271,075)     (955,226)
------------------------------------------------  -----------  ------------  -----------  ------------
Income taxes                                          16,000             -       16,000             -
------------------------------------------------  -----------  ------------  -----------  ------------
Loss from continuing operations                     (172,734)     (318,053)    (287,075)     (955,226)
------------------------------------------------  -----------  ------------  -----------  ------------
  Loss from discontinued operations                        -    (1,317,346)           -    (1,873,006)
  Gain on sale of discontinued operations                  -     8,230,565            -     8,230,565
------------------------------------------------  -----------  ------------  -----------  ------------
Income from discontinued operations                        -     6,913,219            -     6,357,559
------------------------------------------------  -----------  ------------  -----------  ------------
Net income (loss)                                 $ (172,734)  $ 6,595,166   $ (287,075)  $ 5,402,333
------------------------------------------------  -----------  ------------  -----------  ------------
Income (loss) per common
  share - basic and diluted
From continuing operations                        $    (0.03)  $     (0.06)  $    (0.05)  $     (0.17)
From discontinued operations                      $        -   $      1.21   $        -   $      1.11
------------------------------------------------  -----------  ------------  -----------  ------------
Income (loss) per common
  share - basic and diluted                       $    (0.03)  $      1.15   $    (0.05)  $      0.94
------------------------------------------------  -----------  ------------  -----------  ------------
Weighted average number of
  common shares oustanding:
    Basic and diluted                              5,697,759     5,705,836    5,697,759     5,705,836
------------------------------------------------  -----------  ------------  -----------  ------------

          See accompanying notes to unaudited consolidated financial statements.

                 UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                        UNAUDITED
                                        ---------


                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                               (UNAUDITED)             (UNAUDITED)
----------------------------------------  ----------  ----------  ----------  ----------
                                             2002        2001        2002        2001
----------------------------------------  ----------  ----------  ----------  ----------
----------------------------------------  ----------  ----------  ----------  ----------
Net Income (Loss)                         $(172,734)  $6,595,166  $(287,075)  $5,402,333
----------------------------------------  ----------  ----------  ----------  ----------
Foreign Currency Translation Adjustment       5,503      383,475      4,009       44,668
----------------------------------------  ----------  ----------  ----------  ----------

Comprehensive Income (Loss)               $(167,231)  $6,978,641  $(283,066)  $5,447,001
----------------------------------------  ----------  ----------  ----------  ----------

See accompanying notes to unaudited consolidated financial statements.

               UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED
                                      ---------


Six months ended September 30,                                 2002         2001
----------------------------------------------------------  ----------  ------------
Cash flows from operating activities of
  continuing operations:
  Net loss from continuing operations                       $(287,075)  $  (955,226)
  Adjustments to reconcile net loss to net cash
    used in operating activities of continuing operations:
    Bad debt expenses                                               -        89,091
    Depreciation and amortization                              10,778       167,515
    Equity in loss of affiliate                                12,640             -
    Changes in assets and liabilities:
      Decrease (increase) in:
      Accounts receivable                                           -      (826,697)
      Other receivables                                         5,173       (83,467)
      Increase in:
      Accounts payable and accrued expenses                   130,128     1,588,005
      Due to related parties                                  135,322       105,829
----------------------------------------------------------  ----------  ------------
Net cash provided by operating activities of
  continuing operations                                         6,966        85,050
----------------------------------------------------------  ----------  ------------
Net cash used in operating activities of
  discontinued operations                                           -       (82,787)
----------------------------------------------------------  ----------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,966         2,263
----------------------------------------------------------  ----------  ------------
Cash flows from investing activities of
  continuing operations:
  Capital expenditures                                              -      (927,374)
----------------------------------------------------------  ----------  ------------
Net cash used in investing activities of
  discontinued operations                                           -       (54,224)
----------------------------------------------------------  ----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                               -      (981,598)
----------------------------------------------------------  ----------  ------------
Cash flows from financing activities of
  continuing operations:
----------------------------------------------------------
  Increase in bank overdraft                                        -        87,248
  Increase in loans payable                                         -       557,413
----------------------------------------------------------  ----------  ------------
Net cash provided by financing activities of
  continuing operations                                             -       644,661
----------------------------------------------------------  ----------  ------------
Net cash provided by financing activities of
  discontinued operations                                           -        77,400
----------------------------------------------------------  ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           -       722,061
----------------------------------------------------------  ----------  ------------
Effects of Exchange Rate Changes of Cash                       (8,147)      (61,114)
----------------------------------------------------------  ----------  ------------
Net decrease in cash                                           (1,181)     (405,491)
----------------------------------------------------------  ----------  ------------
Cash, beginning of the period                                   2,020       724,379
----------------------------------------------------------  ----------  ------------
Cash, end of period                                         $     839   $   318,388
----------------------------------------------------------  ----------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $       -   $    55,578
----------------------------------------------------------  ----------  ------------
  Cash paid during the period for taxes                             -             -
Investment in Brunswick Ltd. in exchange for
  subsidiary                                                        -   $10,000,000
Reclassification of current portion of long
  term loan                                                 $ 333,985             -
----------------------------------------------------------  ----------  ------------

See notes to unaudited consolidated financial statements.

             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                    ---------

1.     Basis of presentation and business

The unaudited consolidated financial statements include the accounts of UTG Communications International, Inc. ("UTG" or the "Company"), a company organized under the laws of the state of Delaware on April 17, 1996, and its subsidiaries.

The Company currently holds financial interests in companies in the telecommunication industry with the future intention of holding a majority interest in one or more of these companies. UTG and subsidiaries revenue has historically been generated from long distance telecommunications services provided to retail corporate customers and wholesale customers and from the production, sale and distribution of music CD's to wholesale and retail customers in Europe. The company's remaining subsidiaries Starglobal Ltd., Starpoint Cyber Cash AG and United Telecom GmbH are inactive.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited finacial statements and related notes thereto for the fiscal year ended March 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

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

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management's plans in regard to these matters are described in note 6.

2.     Recently  issued  accounting  standards

In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

3.     Basic  and  dilutive  income (loss) per share

Basic income (loss) per share includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of all options and warrants would have been antidilutive and, therefore, were not considered in the computation of diluted income (loss) per share for the three and six months ended September 30, 2002 and 2001.

4.     Other  receivables

As of September 30, 2002, the Company had other current receivables from UTG Belgium N.V. which was sold as of November 15, 2001.

5.     Investments

As of September 30, 2002, the Company had minority investments in the following companies:

                                                 Balance at
Company       Ownership      Accounting         September 30,
                                Method              2002
Brunswick
(see  Note 8)     19.5%           Cost            $10,000,000
                                                  ============

City Commu-       8.9%          Equity               $148,846
nications
(see Note 9)
Equity in losses for period                           (12,640)
Effect of Foreign Currency                               (846)
                                                  ------------
Ending Balance                                       $135,360
                                                  ============
Total Investments                                 $10,135,360
                                                  ============

6.     Going concern

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

7.     Related parties

On July 12, 2002, accounts payable due to related parties were transformed into loans, with the terms set out below. These liabilities have been classified as short-term obligations as of September 30, 2002.

      (a) On July 12, 2002, the Company issued a 5% loan payable to the principal shareholder of the Company totaling CHF 504,625
            ($310,365), including accrued interest in exchange for amounts payable to the shareholder as of March 31, 2002. The loan and interest are due in full on June 30, 2003.

      (b) On July 12, 2002, the Company issued a 5% loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 111,975 ($86,263), including accrued interest in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003.

      (c) On July 12, 2002, the Company issued a 5% loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 1,463,651 ($866,030) and $142,349, including accrued interest in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003. Included in this amount is rent payable for the fiscal year 2002 in the amount of $34,440. Rent for the six months ended September 30, 2002 totaling $21,816 is included in accounts payable and accrued expenses.

8.     Discontinued operations

On August 15, 2001, UTG sold its investments in Music Line to Brunswick International Inc. ("Brunswick") in exchange for 19.5% of Brunswick's outstanding shares valued at $10,000,000 and CHF 10,000 (approximately $5,800) cash, resulting in a gain on disposal of discontinued operations of $4,850,145, which was recorded in the second quarter of fiscal 2002. The investment in Brunswick has been recorded under the cost basis method, as the Company does not exercise any significant influence over the financial or operating decisions of Brunswick. As a result of the sale of UTG's investment in Music Line, the Company is no longer in the music business, therefore Music Line has been recorded as a discontinued operation for the period ended September 30, 2001. Brunswick holds various interests in the antenna business for wireless communication in Europe and has a joint venture with a US Tower Company in Europe. Losses from Music Line's operations was $1,119,457 for the six months ended September 30, 2001 and is included in loss from discontinued operations.

On September 22, 2001, UTG sold its 100% subsidiary Starfon Telecom Services ("Starfon") to Delsette Financial Inc., which has interests in the Telecom Industry, for $1,000, resulting in a gain of $3,380,420 on disposal of discontinued operations which was recorded in the second quarter of fiscal 2002. Losses from Starfon's operation was $639,181 for the six months ended September 30, 2001, and is included in loss from discontinued operations.

On November 15, 2001, UTG sold its 100% subsidiary UTG Belgium to Delsette Financial Inc. for $ 1,000, resulting in a loss on disposal of discontinued operations of $623,774, which was recorded in the third quarter of fiscal 2002. Losses from UTG Belgium's operation was $114,368 for the six months ended September 30, 2001, and is included in loss from discontinued operations.

In the second quarter of fiscal 2002, the sale of Starfon was initially recorded as a sale of subsidiary and not as a discontinued operation, since the Company was still present in the business of providing private voice, fax and data management telecommunication services "Selling Minutes" by its subsidiary UTG Belgium.

In the quarter ended December 31, 2001, as a result of the sale of UTG Belgium, all companies in the business of Selling Minutes were sold. Therefore, UTG has reflected the operations and dispositions of Starfon and UTG Belgium as discontinued operations for the period ended September 30, 2001.

9.     Sale  of  subsidiary

On January 9, 2002, UTG sold its 51% interest in Starpoint to City Communications, Ltd. ("City"), for GBP 51,000 (approximately $73,366) in cash, resulting in a gain on sale of $1,880,775, which was recorded in the forth quarter of fiscal 2002. Subsequent to the sale of Starpoint, UTG exchanged loans receivable from Starpoint in the amount of $1,252,515 for 33,333 shares of City valued at $148,846, at which time the number of City's outstanding shares was 133,333, representing 25% of the issued and outstanding shares of City. City raised additional capital subsequent to UTG's investment, increasing its outstanding shares to 273,333 shares, resulting in a dilution of UTG's holding to 8.9% of City's issued and outstanding shares. The exchange of the loan for the investment resulted in a loss of $1,103,669, which was recorded in the forth quarter of fiscal 2002. Due to financial difficulties, UTG did not participate in City's equity offering. UTG intends to increase its equity holding in City in the event that a successful fundraising by UTG is achieved. The investment in City Communications is accounted for using the equity method based on the significant influence that can be exercised by UTG through its right to Board of Director representation. UTG's equity in City's income (losses) for the three and six months ended September 30, 2002 was $781 and $(12,640), respectively.

10.     Commitments

The Company leases its facility for UTG's office under an operating lease. The agreement requires quarterly rent of $8,610 per quarter. Total rental expense was $21,814 and $94,027 for the six months ended September 30, 2002 and 2001, respectively. Prior year's rent expense included rent expense for Starpoint Card Sales UK which was sold as of January 9, 2002 (see Note 9). As of September 30, 2002, future minimum lease payments for the continuing operations under the remaining lease agreement are as follows:

Remainder of fiscal 2003     $17,220
2004                          34,440
------------------------------------
Total                        $51,660
====================================

11.     Dispositions

In fiscal 2002, the Company disposed of its majority interests in Music Line, Starfon, and UTG Belgium which have been accounted for as discontinued operations for the periods ended September 30, 2001 (see Note 8).

As a result of the Company's sale of Starpoint on January 9, 2002, and resulting equity investment in City as a result of the exchange of a loan due from Starpoint for an investment in City, the Company has included the result of operations of Starpoint in the financial statements through the date of disposal and has accounted for the investment subsequent to the date of disposal as an equity method investment (see Note 9). Accordingly, beginning January 9, 2002, the remaining asset on the balance sheet relating to Starpoint is an equity method investment in City. Additionally, beginning January 9, 2002, the Company has recorded its proportionate share of City's operating income (losses), which is included in equity in income (loss) of affiliate in the statement of operations.

Set forth below is Starpoint's condensed balance sheet and statement of operations for the six months ended September 30, 2001 and the Company's equity investment for the six months ended September 30, 2002 relating to Starpoint:

                            SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                            ------------------  ------------------

Current  Assets             $                -  $       1,793,490
Equity  Investment          $          135,360  $               -
Long-term  Assets           $                -  $       1,088,989
Total  Assets               $          135,360  $       2,882,479
Current  Liabilities        $                -  $       4,172,893
Long-term  Liabilites       $                -  $       1,154,547
Total  Liabilities          $                -  $       5,327,440
Total  Stockholders'
  Equity                    $                -  $       (2,444,960)

                                   FOR THE SIX MONTHS ENDED
                                   ------------------------
                            SEPTEMBER  30,  2002  SEPTEMBER  30,  2001
                            --------------------  --------------------

Revenues                    $                  -  $          8,910,555
Gross  Profit               $                  -  $          1,046,635
General  and  admini-
  strative  expenses        $                  -  $          1,507,319
Equity  in  loss  of
  affiliate                 $             12,640  $                  -
Net  loss                   $             12,640  $            460,683

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

INVENTORY

Inventory consists of equipment to load prepaid phone cards and is stated at the lower of cost or market on a first-in, first-out basis. EQUITY METHOD INVESTMENTS

Interests in entities whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company has the ability to exercise significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level. Under the equity method of accounting, an investee's results are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of the affiliate's results of operations is included in equity in income (loss) of affiliates in the accompanying consolidated statements of operations. At September 30, 2002, the Company had an investment in City Communications, Ltd. that it accounts for using the equity method of accounting.

COST  METHOD  INVESTMENTS

Investments that are not considered to be marketable securities and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. Dividend income is recorded when received from the investee. The investments are assessed for impairment annually and recorded at the lower of cost and net realizable value. At September 30, 2002, the Company had an investment in Brunswick International Inc. that it accounts for using the cost method of accounting.

SUBSIDIARIES

As of September 30, 2002, UTG had the following subsidiaries:

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


FINANCIAL CONDITION

As of September 30, 2002, the Company had two loans, totaling $333,985 outstanding and bearing an interest rate of 8% and are payable in full September 10, 2003. As consideration for the above loans received, the Company agreed to issue 12,000 three-year warrants to Black Sea. The warrants are exercisable at various exercise prices. The related debt discount attributable to these warrants is deemed to be immaterial.

During the six months ended September 30, 2002, certain accounts payable due to related parties as of March 31, 2002, were converted to loans bearing interest at 5% per annum and due June 30, 2003. These loans include one for CHF 504,625 ($310,365), including accrued interest from the principal shareholder of the Company, a loan of CHF 111,975 ($86,263), including accrued interest to a related party of which the president and CEO is the major shareholder, and two loans for CHF 1,463,651 ($866,030), including accrued interest and $142,349, including accrued interest to a related party of which the president and CEO of UTG is the major shareholder. Included in the latter loan is rent payable for fiscal year 2002 in the amount of $34,440. All principal and interest on these loans is due June 30, 2003.

Furthermore, the company issued three notes, for a total of CHF 1,000,000 (approximately $571,263), to three Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $25) per share. All of such warrants expire on June 30, 2004. The related debt discount attributable to these warrants is deemed to be immaterial.

At September 30, 2002, UTG had a working capital deficit of $1,749,144 and an accumulated deficit of $13,353,839, as compared to a working capital deficit and accumulated deficit of $3,605,609 and $12,917,035, respectively, at September 30, 2001. This decrease in working capital deficit is a result of the disposition of certain subsidiaries.

Accounts payable and accrued expenses amounted to $524,375 at September 30, 2002, compared to $343,914 at March 31, 2002, an increase of $180,461 or 52%.
This increase is the result of unpaid operational expenses in the first half year of the fiscal year 2003.

UTG estimates that existing resources will not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back operating costs and ultimately terminate operations.

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

RESULTS  OF  OPERATIONS

THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001.

The sale of UTG's subsidiaries Music Line, Starfon and UTG Belgium are recorded as discontinued operations in both periods. Therefore, the results from operations for these entities are not included in the analysis below. Starpoint was not recorded as discontinued operation but as a sale (in January 2002) of a subsidiary in which an equity investment was retained. Therefore the results of operations for the three and six months ended September 30, 2001 contain Starpoint's results from operations for that period with no comparable amount in 2002.

SALES

During the three and six months ended September 30, 2002, the Company recorded net sales of $0, compared to $5,190,891 and $8,910,555 during the three and six months ended September 30, 2001, respectively, a decrease of $5,910,555 or 100% and $8,910,555 or 100%, respectively. The figures for the three and six months ended September 30, 2002 represent the fact that UTG did not have operating subsidiaries during the current period.

COST  OF  SALES

Cost of sales were $0 for the three and six months ended September 30, 2002, compared to $4,631,753 and $7,866,187 for the relevant periods in 2001, a change of $4,631,753 or 100% and $7,866,187 or 100%, respectively. The figures for the quarter ended September 30, 2002 represent the fact that UTG did not have operating subsidiaries during the current period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and six months ended September 30, 2002 were $129,017 and $195,780, compared to $827,649 and $1,867,724 for the relevant periods in 2001. This reflects a decrease of $698,632 or 84.4% and $1,671,944 or 89.5%. This decrease is primarily due to the fact that Starpoint's results of operations are included in the three and six months ended September 2001 but not in the three and six months ended September 2002, since Starpoint was sold in the 4th quarter of fiscal 2002. Furthermore, the decrease in salaries relates to the fact that fewer people work for UTG. Also, all other expenses included in General and Administrative Expenses decreased due to the reduced operations of the Company.

OTHER INCOME (EXPENSES)

Other expenses for the three and six months ended September 30, 2002 was $27,717 and $75,295, compared to $49,866 and $130,281 for the three and six months ended September 30, 2001. The decrease is a result of smaller exchange losses offset by an increase in interest expenses in the current period.

NET INCOME (LOSS)

The Company's loss from continuing operations for the three and six months ended September 30, 2002 was $172,734 or $0.03 per share and $287,075 or $0.05, as compared to a loss of $318,053 or $0.06 and $955,226 or $0.17 per share for the three and six months ended September 30, 2001, a decrease of $145,319 and $668,150, respectively. This decrease is primarily a result of the sale of Starpoint.

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

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 6 to the accompanying financial statements.

During the six months ended September 30, 2002, the total cash provided in continuing operations of $6,966 was driven primarily by the increase in accounts payables and due to related parties, partially offset by the net loss.

As of September 30, 2002, the company had current assets of $514,223, including cash of $839 and working capital deficit of $1,749,144. Management believes that its existing cash position will not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back costs and ultimately terminate operations.

The Company has future contractual payments primarily related to debt and operating leases from 2003 to 2004. The Company's future commitments under the loan agreements total $2,310,255 at June 30, 2003. The Company also has future minimum rental commitments under a non-cancelable operating lease of $51,660 at September 30, 2002. The lease agreement expires as of March 31, 2004. The Company expects to make payments of $34,440 under its non-cancelable operating lease agreement during the next 12 months.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company last evaluated its internal controls.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not party to claims or lawsuits.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits
99    Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 - (filed herewith)


(b)   Reports on Form 8-K
      n/a

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: November 14, 2002          By: /s/ Ueli Ernst
                                 -----------------------------------

                                 Ueli Ernst, Chairman and CEO
                                 (Principal Executive Officer)

CERTIFICATIONS

I, Ueli Ernst, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UTG Communications International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                       /s/ Ueli Ernst
                                       -------------------------------------
                                       Ueli Ernst
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of UTG Communications International, Inc (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ueli Ernst, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.



/s/ Ueli Ernst
-----------------------------------
Ueli Ernst
Chairman and Chief Executive Officer
(Principal Executive Officer)