Form 10QSB
period 2002-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2003-02-19
CIK 1018402

                      UTG COMMUNICATIONS INTERNATIONAL INC



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: NOVEMBER 14, 2002
                          PERIOD END: DECEMBER 31, 2002


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


                                For the quarterly
                         period ended December 31, 2002

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

As of December 31, there were 5,697,759 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

            UTG COMMUNICATIONS INTERNATIONAL, INC.  AND SUBSIDIARIES



                                      INDEX


PART I                                                                   Page
                                                                         ----


Item 1 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2002 (UNAUDITED)                4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)                               5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE THREE AND NINE
MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)                        6


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)                               7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     8


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              15


Item 3 - CONROLS AND PROCEDURES                                            20


PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                   20

Item 6 Exhibits and Reports on Form 8-K                                    20


Signatures                                                                 21

            UTG COMMUNICATIONS INTERNATIONAL, INC.  AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002
                                    UNAUDITED
                                    ---------



----------------------------------------------------------  -------------
Assets
Current:
  Cash                                                      $        620
  Inventory                                                      140,875

  Other receivables                                              376,383
----------------------------------------------------------  -------------
      Total current assets                                       517,878

----------------------------------------------------------  -------------
Investments                                                   10,148,000
Property and equipment                                            22,467
----------------------------------------------------------  -------------
      Total assets                                          $ 10,688,345
==========================================================  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                     $    556,447
  Due to related parties                                       1,463,232

  Loans payable (short term)                                     338,598
----------------------------------------------------------  -------------
      Total current liabilities                                2,358,277
----------------------------------------------------------  -------------
Loans payable                                                    566,649

---------------------------------------------------------  -------------
      Total liabilities                                        2,924,926
----------------------------------------------------------  -------------

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; none issued and outstanding                            -
  Common stock, $0.00001 par value; authorized 60,000,000
    shares; 5,720,836 shares issued                                   57
  Additional paid-in capital - common stock 21,112,392 Accumulated deficit (13,436,017) Cumulative foreign currency translation adjustment 386,986
----------------------------------------------------------  -------------
                                    8,063,419
  Less: Treasury stock (23,077 common shares) - at cost          300,000
----------------------------------------------------------  -------------
      Total stockholders' equity                               7,763,419
----------------------------------------------------------  -------------
      Total liabilities and stockholders' equity            $ 10,688,345
==========================================================  =============



          See accompanying notes to unaudited consolidated financial statements.



             UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                                    ---------


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER 31,
                                                        (UNAUDITED)                (UNAUDITED)
------------------------------------------------  -------------------------  -------------------------
                                                     2002          2001         2002          2001
------------------------------------------------  -----------  ------------  -----------  ------------


Net sales                                         $        -   $ 5,729,484   $        -   $10,128,927
Cost of sales                                              -     5,134,124            -     8,510,445
------------------------------------------------  -----------  ------------  -----------  ------------
Gross profit                                               -       595,360            -     1,618,482
------------------------------------------------  -----------  ------------  -----------  ------------
General and administrative expenses
  Management and consulting fees                      30,000       150,123       30,000       199,217
  Salaries                                            18,816       638,732       60,000     1,371,448
  Bad debt expenses                                        -       (20,281)           -       123,461
  Depreciation and amortization                       10,487       105,948       16,152       674,095
  Professional fees                                   19,466       146,937       85,673       307,291
  Other operating expenses                            80,645        84,534       96,606       251,579
------------------------------------------------  -----------  ------------  -----------  ------------
      Total general and administrative expenses      159,414     1,105,993      288,431     2,927,091
------------------------------------------------  -----------  ------------  -----------  ------------
Loss from operations                                (159,414)     (510,633)    (288,431)   (1,308,609)
------------------------------------------------  -----------  ------------  -----------  ------------
Other income (expenses)
  Interest income (expense)                          (72,471)      (75,587)   (110,969)       (89,418)
    Gain (loss) from foreign currency                      -       (12,307)         147      (348,577)
    Equity in income(loss) of affiliate               (1,562)     (735,164)        (781)     (735,164)

    Other income                                           -        79,996       10,000        79,996     -
------------------------------------------------  -----------  ------------  -----------  ------------
      Total other expenses                           (73,886)     (718,448)    (101,603)   (1,093,163)
------------------------------------------------  -----------  ------------  -----------  ------------
Loss before income taxes                            (233,300)   (1,229,081)   (390,034)    (2,401,772)
------------------------------------------------  -----------  ------------  -----------  ------------
Income taxes                                               -             -       16,000             -
------------------------------------------------  -----------  ------------  -----------  ------------
Loss from continuing operations                     (233,300)   (1,229,081)   (406,034)    (2,401,772)
------------------------------------------------  -----------  ------------  -----------  ------------
  Loss from discontinued operations                        -      (874,809)           -    (1,119,457)
  Gain on sale of discontinued operations                  -     4,013,585            -     4,013,585
------------------------------------------------  -----------  ------------  -----------  ------------
Income from discontinued operations                        -     3,138,776            -     2,894,128
------------------------------------------------  -----------  ------------  -----------  ------------
Net income (loss)                                 $ (233,300)  $ 1,909,695   $ (406,034)  $   492,366
------------------------------------------------  -----------  ------------  -----------  ------------
Income (loss) per common
  share - basic and diluted
From continuing operations                        $    (0.04)  $     (0.22)  $    (0.07)  $     (0.42)
From discontinued operations                      $        -   $      0.55   $        -   $      0.51
------------------------------------------------  -----------  ------------  -----------  ------------
Income (loss) per common
  share - basic and diluted                       $    (0.04)  $      0.33   $    (0.07)  $      0.09
------------------------------------------------  -----------  ------------  -----------  ------------
Weighted average number of common shares oustanding:
    Basic and diluted                              5,697,759     5,705,836    5,697,759     5,705,836
------------------------------------------------  -----------  ------------  -----------  ------------

          See accompanying notes to unaudited consolidated financial statements.

                 UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                        UNAUDITED
                                        ---------

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                DECEMBER 31,            DECEMBER 31,
                                                (UNAUDITED)            (UNAUDITED)
----------------------------------------  ----------  ----------  ----------  ----------
                                             2002        2001        2002        2001
----------------------------------------  ----------  ----------  ----------  ----------

----------------------------------------  ----------  ----------  ----------  ----------
Net Income (Loss)                         $(233,300)  $1,909,695  $(406,034)   $ 492,366
----------------------------------------  ----------  ----------  ----------  ----------
Foreign Currency Translation Adjustment        6,436     383,475    386,986       44,668
----------------------------------------  ----------  ----------  ----------  ----------

Comprehensive Income (Loss)               $(226,864)  $2,293,170  $ (19,048)   $ 537,034
----------------------------------------  ----------  ----------  ----------  ----------






See accompanying notes to unaudited consolidated financial statements.


               UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED
                                      ---------


Nine months ended December 31,                                 2002        2001
----------------------------------------------------------  ----------  ------------

Cash flows from operating activities of continuing operations:
  Net loss from continuing operations                       $(369,253)  $(2,401,772)

  Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
    Bad debt expenses                                               -       623,461
    Depreciation and amortization                              16,152       674,095
    Equity in loss of affiliate                                12,640             -
    Changes in assets and liabilities:
      Decrease (increase) in:
      Accounts receivable                                         501      (522,754)
      Other receivables                                         6,923       (70,789)
      Increase in:

      Inventory        (100,817)
      Accounts payable and accrued expenses                   163,206       977,705
      Due to related parties                                  192,465       788,107
----------------------------------------------------------  ----------  ------------
Net cash provided by operating activities of
  continuing operations                                        22,634       220,282
----------------------------------------------------------  ----------  ------------
Net cash used in operating activities of
  discontinued operations                                           -       984,347
----------------------------------------------------------  ----------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      22,634     1,154,629

----------------------------------------------------------  ----------  ------------
Cash flows from investing activities of continuing operations:
  Capital expenditures                                              -      (448,825)
----------------------------------------------------------  ----------  ------------
Net cash used in investing activities of
  discontinued operations                                           -             -
----------------------------------------------------------  ----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                               -      (448,825)
----------------------------------------------------------  ----------  ------------
Cash flows from financing activities of continuing operations:
----------------------------------------------------------
  Increase in bank overdraft                                        -       342,247
  Increase in loans payable                                         -       563,682

  Payment of Capital Leasing Obligations and Lease Payable                  278,263
----------------------------------------------------------  ----------  ------------
Net cash provided by financing activities of
  continuing operations                                             -    (1,184,192)
----------------------------------------------------------  ----------  ------------
Net cash provided by financing activities of
  discontinued operations                                           -             -
----------------------------------------------------------  ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           -    (1,184,192)
----------------------------------------------------------  ----------  ------------
Effects of Exchange Rate Changes of Cash                      (24,034)       35,436
----------------------------------------------------------  ----------  ------------
Net decrease in cash                                           (1,400)     (442,952)
----------------------------------------------------------  ----------  ------------
Cash, beginning of the period                                   2,020       759,340
----------------------------------------------------------  ----------  ------------
Cash, end of period                                         $     620   $   316,388
----------------------------------------------------------  ----------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $       -   $   (89,418)
----------------------------------------------------------  ----------  ------------
  Cash paid during the period for taxes                             -             -
Investment in Brunswick Ltd. in exchange for
  subsidiary                                                        -   $10,000,000
Reclassification of current portion of long
  term loan                                                 $       -             -
----------------------------------------------------------  ----------  ------------

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

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended March 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

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

3. Basic and dilutive income (loss) per share Basic income (loss) per share includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of all options and warrants would have been antidilutive and, therefore, were not considered in the computation of diluted income (loss) per share for the three and nine months ended December 31, 2002 and 2001.

4. Other receivables As of December 31, 2002, the Company had other current receivables from UTG Belgium N.V. which was sold as of November 15, 2001.

5. Investments As of December 31, 2002, the Company had minority investments in the following companies:


                                                 Balance at
Company       Ownership      Accounting         December 31,
                                Method              2002
Brunswick
(see  Note 8)     19.5%           Cost            $10,000,000
                                                  ============

City Commu-       8.9%          Equity               $148,846
nications
(see Note 9)
Equity in losses for period                           (12,640)
Effect of Foreign Currency                               (846)
                                                  ------------
Ending Balance                                       $135,360
                                                  ============
Total Investments                                 $10,148,000
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


7.     Related parties

On July 12, 2002, accounts payable due to related parties were transformed into loans, with the terms set out below. These liabilities have been classified as short-term obligations as of December 31, 2002.

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

     (c) On July 12, 2002, the Company issued a 5% loan payable to a related party of which the president and CEO of UTG is the major shareholder, totaling CHF 1,463,651 ($866,030) and $142,349, including accrued interest in exchange for amounts payable as of March 31, 2002. The loan and interest are due in full on June 30, 2003. Included in this amount is rent payable for the fiscal year 2002 in the amount of $34,440. This rent for the nine months ended December 31, 2002 is included in accounts payable and accrued expenses.


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

On November 15, 2001, UTG sold its 100% subsidiary UTG Belgium to Delsette Financial Inc. for $ 1,000, resulting in a loss on disposal of discontinued operations of $623,774, which was recorded in the third quarter of fiscal 2002. Losses from UTG Belgium's operation was $114,368 for the nine months ended December 31, 2001, and is included in loss from discontinued operations.

In the second quarter of fiscal 2002, the sale of Starfon was initially recorded as a sale of subsidiary and not as a discontinued operation, since the Company was still present in the business of providing private voice, fax and data management telecommunication services "Selling Minutes" by its subsidiary UTG Belgium.

In the quarter ended December 31, 2001, as a result of the sale of UTG Belgium, all companies in the business of Selling Minutes were sold. Therefore, UTG has reflected the operations and dispositions of Starfon and UTG Belgium as discontinued operations for the period ended December 31, 2001.


9.     Sale  of  subsidiary

On January 9, 2002, UTG sold its 51% interest in Starpoint to City Communications, Ltd. ("City"), for GBP 51,000 (approximately $82,161) in cash, resulting in a gain on sale of $1,880,775, which was recorded in the forth quarter of fiscal 2002. Subsequent to the sale of Starpoint, UTG exchanged loans receivable from Starpoint in the amount of $1,252,515 for 33,333 shares of City valued at $148,846, at which time the number of City's outstanding shares was 133,333, representing 25% of the issued and outstanding shares of City. City raised additional capital subsequent to UTG's investment, increasing its outstanding shares to 273,333 shares, resulting in a dilution of UTG's holding to 8.9% of City's issued and outstanding shares. The exchange of the loan for the investment resulted in a loss of $1,103,669, which was recorded in the forth quarter of fiscal 2002. Due to financial difficulties, UTG did not participate in City's equity offering. UTG intends to increase its equity holding in City in the event that a successful fundraising by UTG is achieved. The investment in City Communications is accounted for using the equity method based on the significant influence that can be exercised by UTG through its right to Board of Director representation. UTG's equity in City's income (losses) for the three and Nine months ended December 31, 2002 was $781 and $(12,640), respectively.

10.     Commitments

The Company leases its facility for UTG's office under an operating lease. The agreement requires quarterly rent of $8,610 per quarter. Total rental expense was $34,440 and $94,027 for the Nine months ended December 31, 2002 and 2001, respectively. Prior year's rent expense included rent expense for Starpoint Card Sales UK which was sold as of January 9, 2002 (see Note 9). As of December 31, 2002, future minimum lease payments for the continuing operations under the remaining lease agreement are as follows:

Remainder of fiscal 2003     $ 8,610
2004                          34,440
------------------------------------
Total                        $43,050
====================================


11.     Dispositions

In fiscal 2002, the Company disposed of its majority interests in Music Line, Starfon, and UTG Belgium which have been accounted for as discontinued operations for the periods ended December 31, 2001 (see Note 8).

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

Set forth below is Starpoint's condensed balance sheet and statement of operations for the Nine months ended December 31, 2001 and the Company's equity investment for the Nine months ended December 31, 2002 relating to Starpoint:

                            DECEMBER 31, 2002  DECEMBER 31, 2001
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


                                   FOR THE NINE MONTHS ENDED
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

EQUITY METHOD INVESTMENTS

Interests in entities whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company has the ability to exercise significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level. Under the equity method of accounting, an investee's results are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of the affiliate's results of operations is included in equity in income (loss) of affiliates in the accompanying consolidated statements of operations. At December 31, 2002, the Company had an investment in City Communications, Ltd. that it accounts for using the equity method of accounting.


COST  METHOD  INVESTMENTS

Investments that are not considered to be marketable securities and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. Dividend income is recorded when received from the investee. The investments are assessed for impairment annually and recorded at the lower of cost and net realizable value. At December 31, 2002, the Company had an investment in Brunswick International Inc. that it accounts for using the cost method of accounting.

SUBSIDIARIES

As of December 31, 2002, UTG had the following subsidiaries:

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


FINANCIAL CONDITION

As of December 31, 2002, the Company had two loans, totalling $333,985 outstanding and bearing an interest rate of 8% and are payable in full September 10, 2003. As consideration for the above loans received, the Company agreed to issue 12,000 three-year warrants to Black Sea. The warrants are exercisable at various exercise prices. The related debt discount attributable to these warrants is deemed to be immaterial.

During the Nine months ended December 31, 2002, certain accounts payable due to related parties as of March 31, 2002, were converted to loans bearing interest at 5% per annum and due June 30, 2003. These loans include one for CHF 504,625 ($363,834), including accrued interest from the principal shareholder of the Company, a loan of CHF 111,975 ($80,733), including accrued interest to a related party of which the president and CEO is the major shareholder, and two loans for CHF 1,463,651 ($866,030), including accrued interest and $142,349, including accrued interest to a related party of which the president and CEO of UTG is the major shareholder. Included in the latter loan is rent payable for fiscal year 2002 in the amount of $34,440. All principal and interest on these loans is due June 30, 2003.

Furthermore, the company issued three notes, for a total of CHF 1,000,000 (approximately $721,000), to three Investors. All notes are due June 30, 2004. The notes accrue interest at a rate of 5.5% per annum. In addition, UTG issued to these note holders a total of 23,256 warrants to purchase shares of common stock of UTG at CHF 43, (approximately $31) per share. All of such warrants expire on June 30, 2004. The related debt discount attributable to these warrants is deemed to be immaterial.

At December 31, 2002, UTG had a working capital deficit of $1,840,399 and an accumulated deficit of $13,436,017, as compared to a working capital deficit and accumulated deficit of $3,944,382 and $12,917,035, respectively, at December 31, 2001. This decrease in working capital deficit is a result of the disposition of certain subsidiaries.

Accounts payable and accrued expenses amounted to $556,447 at December 31, 2002, compared to $343,914 at March 31, 2002, an increase of $212,533 or 61%. This increase is the result of unpaid operational expenses of the fiscal year 2003.

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

RESULTS OF OPERATIONS THE

THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

The sale of UTG's subsidiaries Music Line, Starfon and UTG Belgium are recorded as discontinued operations in both periods. Therefore, the results from operations for these entities are not included in the analysis below. Starpoint was not recorded as discontinued operation but as a sale (in January 2002) of a subsidiary in which an equity investment was retained. Therefore the results of operations for the three and Nine months ended December 31, 2001 contain Starpoint's results from operations for that period with no comparable amount in 2002.

SALES

During the three and Nine months ended December 31, 2002, the Company recorded net sales of $0, compared to $5,729,484 and $10,128,927 during the three and nine months ended December 31, 2001, respectively, a decrease of $5,729,484 or 100% and $10,128,927 or 100%, respectively. The figures for the three and nine months ended December 31, 2002 represent the fact that UTG did not have operating subsidiaries during the current period.

COST  OF  SALES

Cost of sales were $0 for the three and nine months ended December 31, 2002, compared to $5,134,124 and $8,510,445 for the relevant periods in 2001, a change of $5,134,124 or 100% and $8,510,445 or 100%, respectively. The figures for the quarter ended December 31, 2002 represent the fact that UTG did not have operating subsidiaries during the current period.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and nine months ended December 31, 2002 were $159,414 and $288,431, compared to $1,105,993 and $2,927,091 for the relevant periods in 2001. This reflects a decrease of $946,579 or 85.6% and $2,638,660 or 90.1%. This decrease is primarily due to the fact that Starpoint's results of operations are included in the three and nine months ended December 31, 2001 but not in the three and nine months ended December 31, 2002, since Starpoint was sold in the 4th quarter of fiscal 2002. Furthermore, the decrease in salaries relates to the fact that fewer people work for UTG. Also, all other expenses included in General and Administrative Expenses decreased due to the reduced operations of the Company.

OTHER INCOME (EXPENSES)

Other expenses for the three and nine months ended December 31, 2002 was $0 and $10,000, compared to $79,996 and $79,996 for the three and nine months ended December 31, 2001. The decrease is a result of smaller exchange losses offset by an increase in interest expenses in the current period.

NET INCOME (LOSS)

The Company's loss from continuing operations for the three and nine months ended December 31, 2002 was $233,300 or $0.04 per share and $406,034 or $0.07, as compared to a profit of $1,909,695 or $0.33 and $492,366 or $0.09 per share for the three and nine months ended December 31, 2001, a decrease of $2,142,995 and $898,400, respectively. This decrease is primarily a result of the sale of Starpoint.

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

During the Nine months ended December 31, 2002, the total cash provided in continuing operations of $6,966 was driven primarily by the increase in accounts payables and due to related parties, partially offset by the net loss.

As of December 31, 2002, the company had current assets of $517,878, including cash of $620 and working capital deficit of $1,840,399. Management believes that its existing cash position will not be sufficient to fund UTG's working capital requirements. UTG is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to UTG or at all. If UTG is unable to obtain such financing, UTG will be forced to scale back costs and ultimately terminate operations.

The Company has future contractual payments primarily related to debt and operating leases from 2003 to 2004. The Company's future commitments under the loan agreements total $2,310,255 at June 30, 2003. The Company also has future minimum rental commitments under a non-cancellable operating lease of $60,270 at December 31, 2002. The lease agreement expires as of March 31, 2004. The Company expects to make payments of $34,440 under its non-cancellable operating lease agreement during the next 12 months.

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


                                UTG COMMUNICATIONS INTERNATIONAL, INC.


Date: February 14, 2003          By: /s/ Ueli Ernst
                                 -----------------------------------

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

Date: February 14, 2003
                                       /s/ Ueli Ernst
                                       -------------------------------------
                                       Ueli Ernst
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of UTG Communications International, Inc (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ueli Ernst, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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