Form 10QSB/A
period 2002-12-31
UTG COMMUNICATIONS INTERNATIONAL INC
filed 2003-04-24
CIK 1018402

UTG COMMUNICATIONS INTERNATIONAL INC


                              FILING TYPE: 10QSB/A
                          DESCRIPTION: QUARTERLY REPORT
                           FILING DATE: MARCH 20, 2003
                          PERIOD END: DECEMBER 31, 2002


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

                        COMMISSION FILE NUMBER 333-08305

                     UTG COMMUNICATIONS INTERNATIONAL, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                           13-3895294
       -------------------------------  ------------------------------------
       (STATE OR OTHER JURISDICTION OF  (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

            LIMMATTALSTR. 10, GEROLDSWIL SWITZERLAND             8954
            ----------------------------------------         ----------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                               (011) 411 749 31 03
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the registrant (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

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

                 UTG COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                        UNAUDITED
                                        ---------

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               DECEMBER 31,            DECEMBER 31,
                                               (UNAUDITED)            (UNAUDITED)
----------------------------------------  ----------  ----------  ----------  ----------
                                             2002        2001        2002        2001
----------------------------------------  ----------  ----------  ----------  ----------
Net Income (Loss)                         $(233,300)  $1,909,695  $(406,034)   $ 492,366
----------------------------------------  ----------  ----------  ----------  ----------
Foreign Currency Translation Adjustment        6,436     383,475    386,986       44,668
----------------------------------------  ----------  ----------  ----------  ----------

Comprehensive Income (Loss)               $(226,864)  $2,293,170  $ (19,048)   $ 537,034
----------------------------------------  ----------  ----------  ----------  ----------

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

The unaudited consolidated financial statements and all other information provided in this filing have been prepared by management and have not been reviewed by the Company's public accountants.

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

5. Investments

As of December 31, 2002, the Company had minority investments in the following companies:

                                                 Balance at
Company       Ownership      Accounting         December 31,
                                Method              2002
Brunswick
(see  Note 8)     19.5%           Cost            $10,000,000
                                                  ===========
City Commu-       8.9%          Equity               $148,846
nications
(see Note 9)
Equity in losses for period                           (12,640)
Effect of Foreign Currency                               (846)
                                                  -----------
Ending Balance                                       $135,360
                                                  ===========
Total Investments                                 $10,148,000
                                                  ===========

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

Set forth below is Starpoint's condensed balance sheet and statement of operations for the Nine months ended December 31, 2001 and the Company's equity investment for the Nine months ended December 31, 2002 relating to Starpoint:

                            DECEMBER 31, 2002  DECEMBER 31, 2001
                            ------------------  ------------------

Current  Assets             $                -  $       1,793,490
Equity  Investment          $          135,360  $               -
Long-term  Assets           $                -  $       1,088,989
Total  Assets               $          135,360  $       2,882,479
Current  Liabilities        $                -  $       4,172,893
Long-term  Liabilites       $                -  $       1,154,547
Total  Liabilities          $                -  $       5,327,440
Total  Stockholders'
  Equity                    $                -  $       (2,444,960)

                                   FOR THE NINE MONTHS ENDED
                                   ------------------------
                            DECEMBER 30, 2002      DECEMBER 30,  2001
                            --------------------  --------------------

Revenues                    $                  -  $          8,910,555
Gross  Profit               $                  -  $          1,046,635
General  and  admini-
  strative  expenses        $                  -  $          1,507,319
Equity  in  loss  of
  affiliate                 $             12,640  $                  -
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